Form 10-Q
period 1995-03-31
STERLING WEST BANCORP
filed 1995-05-12
CIK 702170

                           UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                             FORM 10-Q
(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

Commission file number 0-10794

                STERLING WEST BANCORP
(Exact name of registrant as specified in its charter)

         California                      95-3712404
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)      Identification No.)

3287 Wilshire Boulevard, Los Angeles, California    90010 (Address of
principal executive offices)     (Zip Code)

 (213) 384-4444
(Registrant's telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

 1,710,429
(Number of shares of common stock outstanding May 10, 1995)

This Form 10-Q contains 13 pages.

Exhibit Index: None

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                          Sterling West Bancorp and Subsidiaries
                                CONSOLIDATED BALANCE SHEETS

                                                        March 31,       December 31,
                                                          1995             1994
                                                      (Unaudited)
ASSETS
      Cash and cash equivalents                       $ 15,928,000      $ 20,294,000
      Investment securities
        (market value of $7,028,000)
        in 1995 and $6,832,000 in 1994                   7,063,000         6,974,000

      Loans Receivable, net                             88,164,000        89,462,000

      Fixed assets
        Land and building                                  227,000           227,000
        Furniture and equipment                          3,425,000         2,635,000
        Leasehold improvements                           1,412,000         1,400,000
                                                         5,064,000         4,262,000
        Less accumulated depreciation                   (3,742,000)       (3,089,000)
                                                         1,322,000         1,173,000

      Accrued interest receivable                          880,000           954,000
      Real estate held for sale                          6,908,000         7,808,000
      Other assets                                       1,486,000         1,504,000
      Assets of discontinued operations                  3,492,000         4,322,000
            Total assets                              $125,243,000      $132,491,000

LIABILITIES
      Deposits
        Demand                                        $ 26,476,000      $ 31,097,000
        Savings and NOW                                 55,423,000        57,652,000
        Money market                                     8,648,000        10,183,000
        Time deposits $100,000 or greater                3,781,000         3,505,000
        Other time deposits                              3,492,000         4,661,000
                                                        98,037,000       107,098,000

      Notes payable                                     13,443,000        11,900,000
      Other liabilities                                  3,279,000         3,136,000
            Total liabilities                          114,759,000       122,134,000

STOCKHOLDERS' EQUITY
      Common stock - authorized 5,000,000
        shares without par value; issued
        and outstanding 1,710,429 shares at
        March 31, 1995 and December 31, 1994             8,686,000         8,686,000
      Retained earnings                                  1,798,000         1,671,000
                                                        10,484,000        10,357,000
Total liabilities and Stockholders Equity             $125,243,000      $132,491,000


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                          Sterling West Bancorp and Subsidiaries
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                        For the three months ended
                                                                March 31,
                                                           1995           1994
Interest income
      Loans                                           $  3,087,000      $  2,666,000
      Federal funds sold                                   152,000            59,000
      Investment securities held to maturity                97,000           112,000
      Trading Securities                                       --             13,000
                                                         3,336,000         2,850,000

Interest expense
      Savings and NOW                                      658,000           279,000
      Money market                                          43,000            61,000
      Time deposits $100,000 or greater                     26,000           104,000
      Other time deposits                                   44,000            38,000
      Notes Payable                                        374,000           238,000
                                                         1,145,000           720,000
            Net interest income                          2,191,000         2,130,000
Provision for loan losses                                  200,000            25,000
            Net interest income after
              provision for loan losses                  1,991,000         2,105,000

Non-interest income
      Service charges on deposit accounts                   74,000            75,000
      Gain on sale of SBA loans                             21,000            45,000
      Other                                                148,000           118,000
                                                           243,000           238,000
Non-interest expense
      Salaries, wages and employee benefits              1,109,000         1,150,000
      Occupancy                                            195,000           252,000
      Furniture and equipment                               86,000            59,000
      Real estate operations, net                           85,000           214,000
      Other                                                548,000           493,000
                                                         2,023,000         2,168,000
Income from continuing operations
   before income taxes                                     211,000           175,000
Income tax provision                                        84,000            69,000
Income from continuing operations                          127,000           106,000
Loss from discontinued operations                              --           (784,000)
            NET INCOME (LOSS)                         $    127,000      $   (678,000)
                                                      ============      ============

Income (loss) per common share:
      From continuing operations                      $       0.07      $       0.06
      From discontinued operations                             --              (0.46)
      Net income (loss) per share                     $       0.07      $      (0.40)
                                                      ============      ============

See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                          Sterling West Bancorp and Subsidiaries

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                         For the three months ended
                                                                 March 31,
                                                             1995           1994

Cash flows from operating activities
    Net income (loss)                                   $   127,000     $  (678,000)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                       653,000          64,000
        Provision for loan losses                           200,000          25,000
        Provision (benefit) for deferred taxes             (140,000)         69,000
        Decrease in trading securities, net                     --        2,030,000
        Real estate valuation adjustments, net              567,000         281,000
        Decrease in interest receivable                      74,000         (22,000)
        Decrease in other assets                            157,000         196,000
        Increase in other liabilities                       143,000        (210,000)
        Decrease in assets of discontinued operations      830,000        3,269,000
           Total adjustments                              2,484,000       5,702,000

                  Net cash provided by
                    operating activities                  2,611,000       5,024,000

Cash flows from investing activities
    Proceeds from maturities of investment securities           --        1,000,000
    Purchases of investment securities                      (88,000)      1,978,000
    Net (increase) decrease in loans receivable           1,158,000      (3,115,000)
    Proceeds from sale of real estate                       274,000         668,000
    Purchase of furniture and equipment                    (802,000)        (20,000)

                  Net cash provided by (used in)
                     investing activities                   542,000      (3,445,000)

Cash flows from financing activities
    Net increase in demand deposits, savings
       and other money market accounts                   (8,385,000)     (4,669,000)
    Net decrease in certificates of deposit                (677,000)     (1,146,000)
    Net increase (decrease) in note payable to
       financial institution                              1,543,000        (130,000)
    Payments on maturing commercial paper                       --         (323,000)

                  Net cash used in
                     financing activities                (7,519,000)     (6,268,000)

Net decrease in cash and cash equivalents                (4,366,000)     (4,689,000)

Cash and cash equivalents at beginning of period         20,294,000      17,163,000

Cash and cash equivalents at end of period              $15,928,000     $12,474,000
                                                         ==========     ===========





See acompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION

Notes to Financial Statements of Registrant

March 31, 1995

1. The consolidated financial statements are unaudited and reflect all adjustments and reclassifications which are, in the opinion of Management, necessary for a fair presentation of the results of operations for the interim period. The results of operations and cash flows for the interim period ended March 31, 1995 are not necessarily indicative of results which may be expected for any other interim period or the year as a whole.

2. In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of March 31, 1995 and December 31, 1994 the Company had entered into the following commitments:

                                               March 31,   December 31,
                                                  1995         1994
      Letters of Credit                $    726,000  $  1,641,000
      Undisbursed Loan Commitments     $ 10,866,000  $ 12,895,000

3. Earnings per share amounts have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,429 for March 31, 1995 and 1994.

4. Certain reclassifications have been made in the 1994 financial statements to conform to the presentation used in 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of Sterling West Bancorp (the "Company"). The discussion and analysis for the first quarter ended March 31, 1995 reflect the operations of the Company's two subsidiary companies, Sterling Bank ("Bank") and Sterling Business Credit, Inc. ("Business Credit"). The Bank and Business Credit are wholly-owned subsidiaries of the Company. During the fourth quarter of 1994 the Company decided to discontinue its mortgage banking operations which were performed substantially by BSC Mortgage Corporation, a wholly owned subsidiary of the Bank. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

During the first quarter of 1995, the Company had net income of $127,000 as compared to a net loss of $678,000 in the same quarter in 1994. Income from continuing operations was $127,000 in the first quarter of 1995 compared to income from continuing operations of $106,000 for the same period of 1994. The increase resulted from lower net cost of operation of other real estate owned and lower occupancy costs which more than offset a higher loan loss provision at the Bank. The Company's real estate held for sale and nonaccrual loans decreased to $7.3 million at March 31, 1995 from $13.1 million at March 31, 1994 as compared to $9.5 million at December 31, 1994.

FINANCIAL CONDITION

Assets

At March 31, 1995 assets of the Company were $124,867,000, a decrease of 5.8% from the $132,491,000 at December 31, 1994. The decreased asset levels reflect the slow economic environment and the need to reduce size in order to satisfy regulatory capital ratio requirements applicable to the Company and the Bank. Significant changes in the distribution of assets included a $4.4 million decrease in cash and cash equivalents as required liquidity levels were reduced in the Bank as a result of the discontinued mortgage banking operations.

The Company's real estate held for sale consists of real estate owned and real estate investments, and decreased to $6.9 million at March 31, 1995 from $7.8 million at December 31, 1994 as compared to $11.2 million at March 31, 1994. During the first quarter one single family residence with a book value of $0.1 million was added to real estate held for sale. Two single family residences with a total book value of $0.3 million and one apartment building with a book value of $0.7 million were sold. Properties held at March 31, 1995 consisted of six single family residences, three apartment buildings, one four unit condominium development, one residential lot development, four residential lots and two commercial buildings. All properties are stated at the lower of cost or estimated fair market value less estimated selling costs. Subsequent to March 31, 1995 one of the apartment buildings and one of the single family residences with a total book value of $0.8 million were in escrow or had been sold at amounts approximating book value.

While management does not expect any substantial additional material losses on the sale of these properties in excess of the allowances already provided in the financial statements, because of the fact that 78% of the Bank's loan portfolio is real estate secured, management expects that further foreclosures will occur and no assurance can be given that additional losses will not occur. See "RESULTS OF OPERATIONS - Net Interest Income" and "RESULTS OF OPERATIONS - Noninterest Expense" for a description of the effect of these assets on net interest income and noninterest expense.

Source of Funds

Total deposits were $98.0 million at March 31, 1995 compared to $107.1 million at December 31, 1994. The decrease primarily consisted of a $4.6 million decrease in demand deposits, a $2.2 million decrease in savings and NOW accounts and a $1.5 million decrease in money market deposits. These deposit changes reflect normal fluctuations in these accounts and the asset-liability management process at the Bank which considered reduced funding needs as a result of the drop in assets.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank as well as statutory and contractual limitations on the amount of dividends which may be paid to the Company by Business Credit. At March 31, 1995 the Bank is prohibited from paying dividends under these provisions. The Bank is also prohibited from paying cash dividends to the Company under the terms of a memorandum of understanding with the FDIC unless the payment is approved in advance by the Regional Director of the FDIC and the State Superintendent of Banks. Please see "CAPITAL RESOURCES" below for a discussion of the terms of this memorandum of understanding. Business Credit is prohibited from the payment of dividends to the Company by the terms of a $15 million line of credit outstanding with Security Pacific Business Credit, Inc. ("SPBC") without prior approval of SPBC. The line of credit matures on July 18, 1995 with automatic annual renewals, subject to sixty day termination rights.

RESULTS OF OPERATIONS

Net Income

During the first quarter of 1995, the Company had net income of $127,000 as compared to a net loss of $678,000 in the same quarter in 1994. The improvement primarily resulted from the discontinuance of mortgage banking operations. Income from continuing operations was essentially unchanged as improvement in net interest income and decreases in expenses from real estate operations, net and occupancy offset an increase in the loan loss provision. Interest income at the Bank increased significantly in the first quarter of 1995 as compared to the same period of 1994 as a result of a higher prime rate, but the increase was partially offset by similar increases in interest expense.

As a result of the California Northridge earthquake experienced in January, 1994 the Company sustained damage to two properties held in real estate held for sale. The Company charged $220,000 to real estate operations, net in the first quarter of 1994 as the estimated cost of repairs.

Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets and interest paid on deposits and other sources of funds. Net interest income decreased 2.9% for the first quarter of 1995 as compared to the same period in 1994. The increase in the Company's net interest income for the first quarter was due substantially to a $0.5 million increase in interest income on loans which more than offset a $0.4 million increase in interest expense. The increase in interest income on loans resulted from the generally higher level of interest rates, including the prime rate, during the first quarter of 1995 as compared to the first quarter of 1994. The increase in interest expense also resulted from the higher level of interest rates. The increase in interest income was greater than the increase in interest expense because the company's earning assets repriced faster than its interest bearing liabilities.

The Bank's deposit mix also changed as a result of the normal asset-liability changes directed by Bank management. These changes, which were influenced by the discontinuance of the Company's mortgage banking operations in the fourth quarter of 1994 and the need to reduce asset size for capital ratio purposes, resulted in an increase in savings accounts with interest rates tied to the prime rate and a decrease in time deposits $100,000 or greater. The interest expense related to those types of deposits changed accordingly.

Nonperforming assets, consisting of nonaccrual loans and real estate held for sale, amounted to $8.6 million at March 31, 1995 compared to $9.5 million at December 31, 1994 and $13.1 million at March 31, 1994. Nonaccrual loans amounted to $1.8 million at March 31, 1995 as compared to $1.7 million at December 31, 1994 and $3.1 million at

March 31, 1994. Real estate held for sale decreased from $11.4 million at March 31, 1994 and $7.8 million at December 31, 1994 and to $6.9 million at March 31, 1995. The decrease in real estate held for sale in the first quarter is due to the sale of three properties with an aggregate book value of $0.9 million. The high level of nonaccrual loans and real estate held for sale results from the recessionary environment in Southern California.

The Company expects that the continued ownership of these generally non-earning assets will have a negative impact on net interest margin and on net earnings of the Company in the short run. A high level of non-earning assets negatively effects net interest income because the Company incurs interest expense to finance the ownership of the asset but earns no corresponding interest income. See "RESULTS OF OPERATIONS - Allowance and Provision for Possible Loan Losses" below for a description of the nonaccrual loans and see "FINANCIAL CONDITION - Assets" above for a description of the real estate held for sale.

Allowance and Provision for Possible Loan Losses

The provision for loan losses is determined by management based upon the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of loans in the Company's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and such other factors which in management's judgment deserve recognition in the estimation of probable loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses.

A substantial portion of the balance of the Company's loan portfolio, including a substantial portion of its commercial, industrial and agricultural loans, is secured by real estate collateral, substantially all of which is located in Southern California. While in most cases the amount of the loan is less than 75% of the appraised value of the property or the cost of the project, the Company has suffered from the recent effects of the downturn in the real estate market and continues to be vulnerable to further such downturns.

At March 31, 1995, the allowance for possible loan losses was $1,695,000 or 1.89% of total loans, as compared to $1,613,000, or 1.77% of total loans at December 31, 1994 and $1,977,000, or 2.17% of total loans at March 31, 1994. The allowance for loan losses was 93% of nonaccrual loans at March 31, 1995 as compared to 93% at December 31, 1994 and 64% at March 31, 1994. The Company generally maintains a 15% allocation in its allowance for loan losses for nonaccrual loans based on its historical loss ratio. During the first three months of 1995 the Company made additions to the allowance of $200,000 compared to $25,000 during the same period in 1994. Reductions from the reserve in the form of net charge-offs amounted to $219,000 for the first three months of 1995 as compared to $281,000 for the same period in 1994.

Nonaccrual loans amounted to $1.8 million at March 31, 1995 as compared to $1.7 million at December 31, 1994 and $3.1 million at March 31, 1994. These loans, at March 31, 1995 include six loans which were more than 90 days past due at that date. One loan for $1.2 million is secured by junior liens on an office building in Long Beach and a hotel in Los Angeles. Three loans for a total of $0.5 million are secured by first trust deeds on single family residences. One loan for $0.2 million is secured by a second trust deed on a commercial property. The remaining loan is for less than $0.1 million and is unsecured. The risk inherent in these loans, the strength of the collateral and guarantees securing them as well as the decrease in real estate values in Southern California has been taken into consideration in determining the adequacy of the allowance for loan losses.

The Company has established a separate allowance for repurchase losses which amounted to $1.2 million at March 31, 1995 which is not included in the allowance for loan losses but is carried in other liabilities. The Company has also established a separate allowance for losses on real estate held for sale which amounted to $0.1 million at March 31, 1995 which is not included in the allowance for loan losses but is carried as a reduction of real estate held for sale.

Taking into account economic trends in Southern California and the condition of the loan portfolio management believes that the allowance for loan losses at December 31, 1994 was adequate to absorb known and inherent risks in the loan portfolio. However, given the deterioration in the market for real estate in the Southern California area, no assurance can be given that the Company will not incur additional losses on these loans.

Noninterest Income

Noninterest income for the first quarter of 1995 increased 2% to $243,000 compared to $238,000 for the first quarter of 1994. This increase is due to a $30,000 increase in other non-interest income, including an $18,000 increase in rental income on foreclosure property, which was offset by a $24,000 decrease in gain on the sale of loans guaranteed by the Small Business Administration.

Noninterest Expense

Noninterest expense decreased 7% for the first quarter of 1995 to $2,023,000 as compared to $2,168,000 for the same period of 1994 primarily as a result of the $129,000 decrease in real estate operations, net. Results for 1994 included the $0.2 million of estimated repairs for two properties damaged by the California Northridge earthquake experienced in January, 1994.

The continued high level of real estate operations, net results from the high level of real estate held for sale. During the first quarter of 1995 the Company incurred expenses of $50,000 for writedowns and losses on other real estate owned and $35,000 for the maintenance and operation of such properties. During the quarter the Company sold three foreclosed properties and held general valuation reserves for OREO properties at March 31, 1995 of $125,000.

CAPITAL RESOURCES

Management seeks to maintain a level of capital adequate to support asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The Company and the Bank are required to achieve risk-based capital standards and leverage capital standards. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy and minimize the disincentive to holding liquid, low risk assets. The Company and the Bank are required to achieve a minimum 8.0% total capital to risk-weighted assets ratio (of which at least 4.0% must be Tier 1 Capital consisting primarily of common stock and retained earnings, less goodwill). The following table sets forth the Company's and the Bank's risk based capital ratios at March 31, 1995 (dollars in thousands).

                                    Company             Bank
                                Amount    Ratio    Amount    Ratio

Tier 1 Capital                    $10,486     10.54%    $ 7,811      9.66%
Tier 1 Capital
 minimum requirement                3,978      4.00       3,235      4.00
Excess                              6,508      6.54       4,576      5.66

Total capital                    $ 11,728     11.79     $ 8,823     10.91
Total capital
 minimum requirement                7,955      8.00       6,469      8.00
Excess                              3,773      3.79       2,353      2.91

Risk-weighted
 assets                          $ 99,439              $ 80,867


The leverage ratio consists of tangible Tier 1 Capital divided by total average assets. As of March 31, 1995, the Company and the Bank had leverage ratios of 8.26% and 7.15%, respectively. Regulators have established a minimum leverage ratio of 3.0% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum.

The Bank is subject to the provisions of a memorandum of understanding entered into in March, 1995 with the FDIC (the "Memorandum") which replaced and superseded the provisions of a previous memorandum of understanding. Under the Memorandum the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; charge off all assets classified "Loss" as of September 26, 1994; reduce assets classified as "Substandard" as of September 26, 1994 to not more than $7,500,000 by June 13, 1995, not more than $6,500,000 by September 11, 1995 and not more than $4,500,000 by March 10, 1996; establish and maintain an adequate allowance for loan losses; develop a plan to control overhead and other expenses; install procedures to correct certain internal routine and control deficiencies; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

The Bank is currently in compliance and management believes that it can continue to comply with the terms of the Memorandum, and otherwise meet regulatory capital requirements, and that any actions taken to so comply will not have a material adverse effect on the Company's future financial condition or results of operations.

The Company suspended its quarterly cash dividends in the third quarter of 1993. The Company expects that future cash dividends will depend on a return to profitability and the maintenance of acceptable financial results in the future.

The provision for income taxes for the three month period ended March 31, 1995 is as follows:

                   Federal                 State                Total
Current           $  69,000              $ 15,000             $ 84,000
Deferred                --                    --                   --
                  $  69,000              $ 15,000             $ 84,000

The provision for income taxes reflects an effective tax rate of 42% on income before income taxes. The components of income tax expense causing the variation from the expected statutory federal tax rate are not significantly different than the amounts disclosed in the prior year.

The following table shows the components of the current and deferred tax asset recorded in the balance sheet at March 31, 1995:

             Current                                        $2,793,000
             Deferred                                          135,000
             Total                                          $2,928,000

PART II: OTHER INFORMATION

ITEM  6. Exhibits and Reports on 8-K.

        (A) Exhibits: Exhibit 27 - Financial Data Schedule

        (B) Reports on Form 8-K: None.








                                    SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STERLING WEST BANCORP
                                          (Registrant)







DATED: May 12, 1995             By:/s/Douglas B. Swets
                                        Douglas B. Swets
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)