Form 10-Q
period 1995-06-30
STERLING WEST BANCORP
filed 1995-08-14
CIK 702170

                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-Q
(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Yes   X    No

 1,710,429
(Number of shares of common stock outstanding August 10, 1995)

This Form 10-Q contains 15 pages.

Exhibit Index: None

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                  Sterling West Bancorp and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS

                                               June 30,     December 31,
                                                 1995          1994
                                             (Unaudited)
ASSETS
     Cash and cash equivalents               $ 16,520,000   $ 20,294,000
     Investment securities
       (market value of $7,072,000)
       in 1995 and $6,832,000 in 1994           7,064,000      6,974,000

     Loans Receivable, net                     88,377,000     89,462,000

     Fixed assets
       Land and building                          227,000        227,000
       Furniture and equipment                  3,436,000      2,635,000
       Leasehold improvements                   1,411,000      1,400,000
                                                5,074,000      4,262,000
       Less accumulated depreciation           (3,832,000)    (3,089,000)
                                                1,242,000      1,173,000

     Accrued interest receivable                  905,000        954,000
     Real estate held for sale                  6,084,000      7,808,000
     Other assets                               1,766,000      1,504,000
     Assets of discontinued operations          3,254,000      4,322,000
          Total assets                       $125,212,000   $132,491,000

LIABILITIES
     Deposits
       Demand                                $ 30,308,000   $ 31,097,000
       Savings and NOW                         52,426,000     57,652,000
       Money market                             6,874,000     10,183,000
       Time deposits $100,000 or greater        4,340,000      3,505,000
       Other time deposits                      3,843,000      4,661,000
                                               97,791,000    107,098,000

     Notes payable                             13,508,000     11,900,000
     Other liabilities                          3,711,000      3,136,000
          Total liabilities                   115,010,000    122,134,000

STOCKHOLDERS' EQUITY
     Common stock - authorized 5,000,000
       shares without par value; issued
       and outstanding 1,710,429 shares at
       June 30, 1995 and December 31, 1994      8,686,000      8,686,000
     Retained earnings                          1,516,000      1,671,000
                                               10,202,000     10,357,000
Total liabilities and Stockholders Equity    $125,212,000   $132,491,000


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

Sterling West Bancorp and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                               For the three months ended    For the six months ended
                                       June 30,                 June 30,
                                   1995          1994           1995           1994
Interest income
     Loans                    $  3,238,000   $ 2,806,000    $ 6,325,000   $ 5,472,000
     Federal funds sold            147,000        98,000        299,000        157,000
     Investment securities held
      to maturity                  150,000       113,000        247,000        225,000
     Trading Securities                --         55,000            --          68,000
                                 3,535,000     3,072,000      6,871,000      5,922,000

Interest expense
     Savings and NOW               656,000       385,000      1,314,000        664,000
     Money market                   34,000        53,000         77,000        114,000
     Time deposits $100,000
      or greater                    44,000       131,000         70,000        235,000
     Other time deposits            41,000        43,000         85,000         81,000
     Notes Payable                 419,000       270,000       793,0000        508,000
                                 1,194,000       882,000      2,339,000      1,602,000
          Net interest income    2,341,000     2,190,000      4,532,000      4,320,000
Provision for loan losses              --            --         200,000         25,000

          Net interest income
           after provision for
           loan losses           2,341,000     2,190,000      4,332,000      4,295,000

Non-interest income
     Service charges on deposit
      accounts                      88,000        79,000        162,000        154,000
     Gain on sale of SBA loans      82,000         4,000        103,000         49,000
     Other                         143,000       128,000        291,000        246,000
                                   313,000       211,000        556,000        449,000
Non-interest expense
     Salaries, wages and employee
      benefits                   1,177,000     1,121,000      2,286,000      2,271,000
     Occupancy                     216,000       256,000        411,000        508,000
     Furniture and equipment        86,000        59,000        172,000        118,000
     Real estate operations, net   187,000       196,000        272,000        410,000
     Other                         720,000       541,000      1,268,000      1,034,000
                                 2,386,000     2,173,000      4,409,000      4,341,000
Income from continuing operations
   before income taxes             268,000       228,000        479,000        403,000
Income tax provision               116,000       168,000        200,000        237,000

Income from continuing operations  152,000        60,000        279,000        166,000
Loss from discontinued operations (434,000)     (636,000)      (434,000)    (1,420,000)
          NET INCOME (LOSS)   $   (282,000)   $ (576,000)      (155,000)    (1,254,000)
                              ============   ===========     ==========     ===========
Income (loss) per common share:
     From continuing operations  $    0.09   $      0.04           0.16           0.10
     From discontinued operations    (0.25)        (0.37)         (0.25)         (0.83)
     Net income (loss) per share $   (0.16)  $     (0.33)         (0.09)         (0.73)
                              ============   ===========     ==========      ==========

See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                   Sterling West Bancorp and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     For the six months ended
                                                            June 30,
                                                         1995           1994
Cash flows from operating activities
    Net income (loss)                               $  (155,000)  $(1,254,000)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
       Depreciation and amortization                    176,000       133,000
       Provision for loan losses                        200,000        25,000
       Provision (benefit) for deferred taxes           514,000      (259,000)
       Decrease in trading securities, net                  --      6,038,000
       Real estate valuation adjustments, net           347,000       266,000
       Decrease in interest receivable                   49,000       (64,000)
       Decrease (increase) other assets                (776,000)      660,000
       Increase in other liabilities                    575,000       182,000
       Decrease in assets of discontinued operations    850,000     5,668,000
          Total adjustments                           1,935,000    12,649,000

               Net cash provided by
                 operating activities                 1,780,000    11,395,000

Cash flows from investing activities
    Proceeds from maturities of investment securities 1,096,000     1,000,000
    Purchases of investment securities               (1,185,000)   (2,069,000)
    Net (increase) decrease in loans receivable       1,182,000    (2,344,000)
    Proceeds from sale of real estate                 1,080,000     2,312,000
    Purchase of furniture and equipment                 (29,000)      (85,000)

               Net cash provided by (used in)
                  investing activities                2,144,000    (1,186,000)

Cash flows from financing activities
    Net increase in demand deposits, savings
       and other money market accounts               (9,324,000)    1,111,000
    Net decrease in certificates of deposit              18,000   (12,128,000)
    Net increase (decrease) in note payable to
       financial institution                          1,662,000       189,000
    Proceeds from issuance of commercial paper            --           70,000
     Payments of maturing commercial paper                --         (414,000)
     Payments on maturing promissory notes              (54,000)         --

               Net cash used in
                  financing activities               (7,698,000)  (11,172,000)

Net decrease in cash and cash equivalents            (3,774,000)     (936,000)

Cash and cash equivalents at beginning of period     20,294,000    17,163,000

Cash and cash equivalents at end of period          $16,520,000   $16,200,000
                                                     ==========   ===========


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION

Notes to Financial Statements of Registrant

June 30, 1995

1. The consolidated financial statements are unaudited and reflect all adjustments and reclassifications which are, in the opinion of Management, necessary for a fair presentation of the results of operations for the interim period. The results of operations and cash flows for the interim period ended June 30, 1995 are not necessarily indicative of results which may be expected for any other interim period or the year as a whole.

2. In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of June 30, 1995 and December 31, 1994 the Company had entered into the following commitments:

                                         June 30,   December 31,
                                           1995         1994
     Letters of Credit                $    726,000  $  1,641,000
     Undisbursed Loan Commitments     $ 12,992,000  $ 12,895,000

3. Earnings per share amounts have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,429 for June 30, 1995 and 1994.

4. Certain reclassifications have been made in the 1994 financial statements to conform to the presentation used in 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of Sterling West Bancorp (the "Company"). The discussion and analysis for the second quarter ended June 30, 1995 reflect the operations of the Company's two subsidiary companies, Sterling Bank ("Bank") and Sterling Business Credit, Inc. ("Business Credit"). The Bank and Business Credit are wholly-owned subsidiaries of the Company. During the fourth quarter of 1994 the Company decided to discontinue its mortgage banking operations which were performed substantially by BSC Mortgage Corporation, a wholly owned subsidiary of the Bank. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

During the second quarter of 1995, the Company had a net loss of $282,000 as compared to a net loss of $576,000 in the same quarter in 1994. Income from continuing operations was $152,000 in the second quarter of 1995 compared to income from continuing operations of $60,000 for the same period of 1994. The increase resulted from higher net interest income and gain on sale of SBA loans and lower occupancy costs. The Company's real estate held for sale and nonaccrual loans decreased to $7.9 million at June 30, 1995 from $12.9 million at June 30, 1994 as compared to $9.5 million at December 31, 1994. The loss from discontinued operations resulted from an increased provision for expected losses related to repurchased loans which were originated by BSC Mortgage Corporation.

FINANCIAL CONDITION

Assets

At June 30, 1995 assets of the Company were $125,212,000, a decrease of 5.5% from the $132,491,000 at December 31, 1994. The decreased asset levels reflect the slow economic environment and the need to reduce size in order to satisfy regulatory capital ratio requirements applicable to the Company and the Bank. Significant changes in the distribution of assets included a $3.8 million decrease in cash and cash equivalents as required liquidity levels were reduced in the Bank as a result of the discontinued mortgage banking operations.

The Company's real estate held for sale consists of real estate owned and real estate investments, and decreased to $6.1 million at June 30, 1995 from $7.8 million at December 31, 1994 as compared to $10.6 million at June 30, 1994. During the second quarter no properties were added to real estate held for sale. One single family residence with a book value of $0.1 million and one commercial building with a book value of $0.7 million were sold. Properties held at June 30, 1995 consisted of six single family residences, three apartment buildings, one four unit condominium development, one residential lot development, four residential lots and one commercial building. All properties are stated at the lower of cost or estimated fair market value less estimated selling costs. Subsequent to June 30, 1995 one of the commercial buildings, one residential lot and one of the single family residences with a total book value of $0.4 million were in escrow or had been sold at amounts approximating book value.

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

The Bank is a party to an arbitration proceeding which may result in the Bank being required to repurchase REO or residential mortgage loans in the third quarter of 1995. See "RESULTS OF OPERATIONS - Net Income" for a description of this proceeding.

Source of Funds

Total deposits were $97.8 million at June 30, 1995 compared to $107.1 million at December 31, 1994. The decrease primarily consisted of a $5.2 million decrease in savings and NOW accounts and a $3.3 million decrease in money market deposits. These deposit changes reflect normal fluctuations in these accounts and the asset-liability management process at the Bank which considered reduced funding needs as a result of the drop in assets. Notes payable increased from $11.9 million at December 31, 1994 to $13.5 million at June 30, 1995 as a result of higher loans outstanding at Business Credit and higher borrowings under its line of credit from Security Pacific Business Credit, Inc. to finance the increase in loans.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank as well as statutory and contractual limitations on the amount of dividends which may be paid to the Company by Business Credit. At June 30, 1995 the Bank is prohibited from paying dividends under these provisions. The Bank is also prohibited from paying cash dividends to the Company under the terms of a memorandum of understanding with the FDIC unless the payment is approved in advance by the Regional Director of the FDIC and the California Superintendent of Banks. Please see "CAPITAL RESOURCES" below for a discussion of the terms of this memorandum of understanding. Business Credit is prohibited from the payment of dividends to the Company by the terms of a $15 million line of credit outstanding with Security Pacific Business Credit, Inc. ("SPBC") without prior approval of SPBC. The line of credit matures on July 18, 1996 with automatic annual renewals, subject to sixty day termination rights.

RESULTS OF OPERATIONS

Net Income

During the second quarter of 1995, the Company had a net loss of $282,000 as compared to a net loss of $576,000 in the same quarter in 1994. The net loss resulted from losses from discontinued mortgage banking operations of $434,000 in 1995 and $636,000 in 1994. The loss from discontinued operations resulted from an increased provision for expected losses related to repurchase requests on loans which were originated by BSC Mortgage Corporation. The increased provision relates to a recent advice of the Company's legal counsel on the strength of the Company's legal position in a pending arbitration proceeding. Income from continuing operations was $152,000 in the second quarter of 1995 compared to income from continuing operations of $60,000 for the same period of 1994. The increase resulted from higher net interest income and gain on sale of SBA loans and lower occupancy costs. Interest income at the Bank increased significantly in the second quarter of 1995 as compared to the same period of 1994 as a result of a higher prime rate, and the increase was only partially offset by similar increases in interest expense.

For the six months ended June 30, 1995 the Company reported a net loss of $155,000 compared to a net loss of $1,254,000 in the same period in 1993. Income from continuing operations was $279,000 in the first six months of 1995 compared to income from continuing operations of $166,000 for the same period of 1994. The increase resulted from higher net interest income and gain on sale of SBA loans and lower occupancy costs. Interest income at the Bank increased significantly in the first six months of 1995 as compared to the same period of 1994 as a result of a higher prime rate, and the increase was only partially offset by similar increases in interest expense. The decrease in real estate operations, net was more than offset by an increase in the loan loss provision. The Company's real estate held for sale decreased to $6.1 million at June 30, 1995 from $7.8 million for December 31, 1994.

The Company's discontinued mortgage banking operation was in the business of originating and selling in the secondary market first and second trust deed loans secured by residential properties. In the ordinary course of business the Company made representations and warranties to the purchasers and insurers of mortgage loans and the purchasers of mortgage servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. Under certain circumstances the Company may become liable for certain damages or may be required to repurchase a loan if there has been a breach of representations or warranties. Although the repurchase obligations are not triggered by defaults the investor does not usually request a repurchase unless there is a default.

The Company continues to have a potential liability for representations and warranties made to FHLMC and other investors in loans originated by BSC. The loans were sold in Sterling Bank's name and Sterling Bank made the representations and warranties to the purchaser. No assurance can be given that such requests will not continue or that other requests will not be received from other investors. The discontinuance of BSC operations will not effect the Bank's responsibility for representations and warranties in the sale of such mortgage loans.

Since the suspension by FHLMC, in August of 1993, of BSC's eligibility to sell mortgages to and service mortgages for FHLMC the number of repurchase requests has increased. Currently the Company has outstanding requests, on loans sold to FHLMC, to repurchase 12 loans or foreclosed properties totaling $2.0 million and 27 requests to make FHLMC whole ("make wholes") for losses on loan foreclosures and sale of related real estate which are alleged to be $2.2 million. The Company has outstanding from other investors requests to repurchase
3 foreclosed properties totaling $247,000 and 9 make whole requests which are alleged to be $0.6 million. The loans for which repurchase has been requested were generally originated in 1989, 1990 and the first half of 1991, a period of high real estate prices in Southern California and a period during which most of BSC's originations were sold to FHLMC. As a result of the real estate recession in Southern California these repurchases frequently result in losses.

The repurchase and make whole requests relating to loans sold to FHLMC are the subject of a dispute between the Bank and a mortgage servicer to whom the Bank sold the related residential mortgage servicing rights. FHLMC has required the servicer to repurchase the loans or to otherwise make them whole and the servicer has requested the Bank to indemnify it. The Bank and the mortgage servicer had agreed to arbitrate this dispute. See "RESULTS OF OPERATIONS - Subsequent Events."

Subsequent Events

In August, 1995 the Bank settled this dispute with the servicer. The Bank will pay $3.8 million to the Servicer and receive loans and REOs with a principal balance of $1,976,000. The Bank maintained at June 30, 1995, in addition to its allowance for loan losses, an allowance for repurchase losses of $1.5 million to cover this repurchase contingency, contingencies related to repurchase requests received from other investors and contingencies related to repurchase requests which may be received in the future. As a result of this settlement the Company will book a charge to expense in the third quarter of 1995 of approximately $1.6 million.

In August, 1995 the Company signed a letter of intent to sell the assets of Sterling Business Credit, Inc to First Capital Corporation. The purchase price amounts to a net premium of $1.7 million over the net book value of Sterling Business Credit, Inc. at June 30, 1995. The Company expects to complete this transaction in the third quarter of 1995. See "CAPITAL RESOURCES" below.

Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets and interest paid on deposits and other sources of funds. Net interest income increased 6.9% for the second quarter of 1995 as compared to the same period in 1994. The increase in the Company's net interest income for the second quarter was due substantially to a $0.5 million increase in interest income on loans which more than offset a $0.3 million increase in interest expense. The increase in interest income on loans resulted from the generally higher level of interest rates, including the prime rate, during the second quarter of 1995 as compared to the second quarter of 1994. The increase in interest expense also resulted from the higher level of interest rates. The increase in interest income was greater than the increase in interest expense because the Company's earning assets repriced faster than its interest bearing liabilities.

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

Net interest income increased 4.9% for the first six months of 1995 as compared to the same period in 1994. The increase in the Company's net interest income was due substantially to a $0.8 million increase in interest income on loans and a $0.6 million increase in interest expense. The increase in interest income on loans resulted from the generally higher level of interest rates, including the prime rate, during the second quarter of 1995 as compared to the second quarter of 1994. The increase in interest expense also resulted from the higher level of interest rates. The increase in interest income was greater than the increase in interest expense because the company's earning assets repriced faster than its interest bearing liabilities.

Nonperforming assets, consisting of nonaccrual loans and real estate held for sale, amounted to $7.9 million at June 30, 1995 compared to $9.5 million at December 31, 1994 and $11.6 million at June 30, 1994. Nonaccrual loans amounted to $1.8 million at June 30, 1995 as compared to $1.7 million at December 31, 1994 and $1.9 million at June 30, 1994. Real estate held for sale decreased from $9.6 million at June 30, 1994 and $7.8 million at December 31, 1994 and to $6.1 million at June 30, 1995. The decrease in real estate held for sale in the first six months is due to the sale of five properties with an aggregate book value of $1.7 million. The high level of nonaccrual loans and real estate held for sale results from the recessionary environment in Southern California.

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

A substantial portion of the balance of the Company's loan portfolio, including a substantial portion of its commercial, industrial and agricultural loans, is secured by real estate collateral, almost all of which is located in Southern California. While in most cases the amount of the loan is less than 75% of the original appraised value of the property or the cost of the project, the Company has suffered from the recent effects of the downturn in the real estate market and continues to be vulnerable to further such downturns.

At June 30, 1995, the allowance for possible loan losses was $1,692,000 or 1.87% of total loans, as compared to $1,613,000, or 1.77% of total loans at December 31, 1994 and $1,726,000, or 1.93% of total loans at June 30, 1994. The allowance for loan losses was 94% of nonaccrual loans at June 30, 1995 as compared to 93% at December 31, 1994 and 91% at June 30, 1994. The Company generally maintains a 15% allocation in its allowance for loan losses for nonaccrual loans based on its historical loss ratio. During the first six months of 1995 the Company made additions to the allowance of $200,000 compared to $25,000 during the same period in 1994. Reductions from the reserve in the form of net charge-offs amounted to $222,000 for the first six months of 1995 as compared to $213,000 for the same period in 1994.

Nonaccrual loans amounted to $1.8 million at June 30, 1995 as compared to $1.7 million at December 31, 1994 and $1.9 million at June 30, 1994. These loans, at June 30, 1995 include six loans which were more than 90 days past due at that date. One loan for $1.1 million is secured by junior liens on an office building in Long Beach and a hotel in Los Angeles. Three loans for a total of $0.5 million are secured by first trust deeds on single family residences. One loan for $0.2 million is secured by a second trust deed on a commercial property. The remaining loan is for less than $0.1 million and is unsecured. The risk inherent in these loans, the strength of the col-lateral and guarantees securing them as well as the decrease in real estate values in Southern California has been taken into consideration in determining the adequacy of the allowance for loan losses.

The Company has established a separate allowance for repurchase losses which amounted to $1.8 million at June 30, 1995 which is not included in the allowance for loan losses but is carried in other liabilities. The Company has also established a separate allowance for losses on real estate held for sale which amounted to $0.1 million at June 30, 1995 which is not included in the allowance for loan losses but is carried as a reduction of real estate held for sale.

Taking into account economic trends in Southern California and the condition of the loan portfolio management believes that the allowance for loan losses at June 30, 1995 was adequate to absorb known and inherent risks in the loan portfolio. However, given the deterioration in the market for real estate in the Southern California area, no assurance can be given that the Company will not incur additional losses on these loans.

Noninterest Income

Noninterest income for the second quarter of 1995 increased 48% to $313,000 compared to $211,000 for the second quarter of 1994. This increase is due primarily to a $78,000 increase in gain on the sale of loans guaranteed by the Small Business Administration.

Noninterest income for the first six months of 1995 increased 24% to $556,000 compared to $449,000 for the first six months of 1994. This increase is due primarily to a $54,000 increase in gains on the sale of loans guaranteed by the Small Business Administration. Other noninterest income increased by $45,000 in 1995 primarily as a result of loss on trading account securities in 1994.

Noninterest Expense

Noninterest expense increased 10% for the second quarter of 1995 to $2,386,000 as compared to $2,173,000 for the same period of 1994 primarily as a result of the increase in other noninterest expense which consisted primarily of increases in legal fees related to the pending arbitration proceeding and consulting fees in connection with personnel matters. These increases were partially offset by lower directors fees. In addition occupancy costs were lower as a result of the move of two branches to improved locations at lower rent.

Noninterest expense increased 16% for the first six months of 1995 as compared to the same period of 1994 as a result of the $0.2 million increase in other noninterest expense which consisted primarily of legal and consulting fees. Real estate operations, net for 1994 included the $0.2 million of estimated repairs for two properties damaged by the California Northridge earthquake experienced in

January, 1994. Occupancy costs were lower as a result of the move of two branches to improved locations at lower rent and a one time credit related to lower property taxes on the headquarters location.

The continued high level of real estate operations, net results from the high level of real estate held for sale. During the second quarter of 1995 the Company incurred expenses of $32,000 for writedowns and losses on other real estate owned and $200,000 for the maintenance and operation of such properties. The Company sold two foreclosed properties and three other properties were placed in escrow.

CAPITAL RESOURCES

Management seeks to maintain a level of capital adequate to support asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The Company and the Bank are required to achieve risk-based capital standards and leverage capital standards. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy and minimize the disincentive to holding liquid, low risk assets. The Company and the Bank are required to achieve a minimum 8.0% total capital to risk-weighted assets ratio (of which at least 4.0% must be Tier 1 Capital consisting primarily of common stock and retained earnings, less goodwill). The following table sets forth the Company's and the Bank's risk based capital ratios at June 30, 1995 (dollars in thousands).

                               Company             Bank
                           Amount    Ratio    Amount    Ratio
Tier 1 Capital            $10,202    10.33%  $ 7,308     9.12%
Tier 1 Capital
 minimum requirement        3,949     4.00     3,204     4.00
Excess                      6,253     6.33     4,104     5.12

Total capital            $ 11,435    11.58   $ 8,310    10.37
Total capital
 minimum requirement        7,898     8.00     6,409     8.00
Excess                      3,537     3.58     1,902     2.37

Risk-weighted
 assets                  $ 98,727            $80,108

The leverage ratio consists of tangible Tier 1 Capital divided by total average assets. As of June 30, 1995, the Company and the Bank had leverage ratios of 8.15% and 6.93%, respectively. Regulators have established a minimum leverage ratio of 3.0% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum.

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

The Bank is currently in compliance with the provisions of the Memorandum. Management believes that continued compliance with the terms of the Memorandum and otherwise meeting regulatory capital requirements may depend on the Company's settlement of the arbitration proceeding, and other investor repurchase requests, at satisfactory amounts or raising capital through the sale of Sterling Business Credit, Inc., sale of stock or other securities of the Company, or sale of stock at the Bank. Management believes that it will be able to complete one or more of these alternatives and remain in compliance with the Memorandum. Sale of Sterling Business Credit, Inc. could have a negative effect on net income of the Company in future periods and sale of securities of the Bank or of the Company would have a dilutive effect on shareholders interest in those companies.

The Company suspended its quarterly cash dividends in the third quarter of 1993. The Company expects that future cash dividends will depend on a return to profitability and the maintenance of acceptable financial results in the future.

The provision for income taxes for the six month period ended June 30, 1995 is as follows:

                Federal            State            Total
Current        $ (64,000)        $ 43,000        $(21,000)
Deferred             --               --               --
               $ (64,000)        $ 43,000        $(21,000)

The provision for income taxes reflects an effective tax rate of 42% on income before income taxes. The components of income tax expense causing the variation from the expected statutory federal tax rate are not significantly different than the amounts disclosed in the prior year.

The following table shows the components of the current and deferred tax asset recorded in the balance sheet at June 30, 1995:

           Current                              $2,435,000
           Deferred                                598,000
           Total                                $3,033,000

PART II: OTHER INFORMATION

ITEM  4: Submission of Matters to a Vote of Securities Holders.

The following matters were submitted to a vote of the security holders of the Registrant, by the solicitation of proxies for Registrant's
Annual Meeting:

  (A)  Annual Meeting of Shareholders held on May 25, 1995.

  (B) The following seven persons were re-elected as directors at the Meeting and constitute all of the members of the Board of
       Directors:

           Timothy Behunin               Robert J. Schiller
           Allan E. Dalshaug             Audrey J. Fimpler
           John G. Sperling              Hassan Izad
           Michael Wagner



ITEM  6. Exhibits and Reports on 8-K.

  (A)  Exhibits: Exhibit 27 - Financial Data Schedule

  (B)  Reports on Form 8-K: None.



                             SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STERLING WEST BANCORP
                                          (Registrant)


DATED: August 10, 1995             By:/s/Douglas B. Swets
                                  Douglas B. Swets
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)


