Form 10-Q
period 1995-09-30
STERLING WEST BANCORP
filed 1995-11-15
CIK 702170

<PAGE 1>

                      UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C.  20549

                        FORM 10-Q
(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Yes   X    No

 1,710,429
(Number of shares of common stock outstanding November 10, 1995)

This Form 10-Q contains 16 pages.

Exhibit Index: None

<PAGE 2>
PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                  Sterling West Bancorp and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS

                                             September 30,  December 31,
                                                 1995          1994
                                             (Unaudited)
ASSETS
     Cash and cash equivalents               $ 28,960,000   $ 20,294,000
     Investment securities
       (market value of $7,640,000)
       in 1995 and $6,832,000 in 1994           7,627,000      6,974,000

     Loans Receivable, net                     68,887,000     89,462,000

     Fixed assets
       Land and building                          227,000        227,000
       Furniture and equipment                  2,917,000      2,635,000
       Leasehold improvements                   1,411,000      1,400,000
                                                4,555,000      4,262,000
       Less accumulated depreciation           (3,317,000)    (3,089,000)
                                                1,238,000      1,173,000

     Accrued interest receivable                  790,000        954,000
     Real estate held for sale                  6,437,000      7,808,000
     Other assets                                 839,000      1,504,000
     Assets of discontinued operations            845,000      4,322,000
          Total assets                       $115,623,000   $132,491,000

LIABILITIES
     Deposits
       Demand                                $ 31,923,000   $ 31,097,000
       Savings and NOW                         56,780,000     57,652,000
       Money market                             8,330,000     10,183,000
       Time deposits $100,000 or greater        3,878,000      3,505,000
       Other time deposits                      3,400,000      4,661,000
                                              104,311,000    107,098,000

     Notes payable                                200,000     11,900,000
     Other liabilities                          2,095,000      3,136,000
          Total liabilities                   106,606,000    122,134,000

STOCKHOLDERS' EQUITY
     Common stock - authorized 5,000,000
       shares without par value; issued
       and outstanding 1,710,429 shares
       at September 30, 1995 and
       December 31, 1994                        8,686,000      8,686,000
     Retained earnings                            331,000      1,671,000
                                                9,017,000     10,357,000
Total Liabilities and Stockholders Equity    $115,623,000   $132,491,000



See accompanying notes to consolidated financial statements.
<PAGE 3>
PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

Sterling West Bancorp and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                               For the three months ended    For the nine months ended
                                    September 30,            September 30,
                                   1995          1994           1995           1994
Interest income
     Loans                    $ 2,777,000  $ 2,862,000 $ 9,102,000 $ 8,334,000
     Federal funds sold           225,000      193,000     524,000     350,000
     Investment securities held
      to maturity                 132,000      114,000     379,000     339,000
     Trading Securities               --         1,000         --       69,000
                                3,134,000    3,170,000  10,005,000   9,092,000

Interest expense
     Savings and NOW              672,000      592,000   1,986,000   1,256,000
     Money market                  30,000       57,000     107,000     171,000
     Time deposits $100,000
      or greater                   52,000      151,000     122,000     386,000
     Other time deposits           35,000      153,000     120,000     234,000
     Notes Payable                288,000      369,000   1,081,000     877,000
                                1,077,000    1,322,000   3,416,000   2,924,000
          Net interest income   2,057,000    1,848,000   6,589,000   6,168,000
Provision for loan losses         486,000      150,000     686,000     175,000

          Net interest income
           after provision for
           loan losses          1,571,000    1,698,000   5,903,000   5,993,000

Non-interest income
     Service charges on deposit
      accounts                     82,000       62,000     244,000     216,000
     Gain on sale of SBA loans     30,000          --      133,000      49,000
     Gain on sale of SBC assets 1,504,000          --    1,504,000         --
     Other                        118,000      165,000     409,000     411,000
                                1,734,000      227,000   2,290,000     676,000
Non-interest expense
     Salaries, wages and employee
      benefits                    929,000    1,095,000   3,215,000   3,366,000
     Occupancy                    211,000      212,000     622,000     720,000
     Furniture and equipment       92,000       57,000     264,000     175,000
     Real estate operations, net  608,000      130,000     880,000     540,000
     Other                        553,000      505,000   1,821,000   1,539,000
                                2,393,000    1,999,000   6,802,000   6,340,000
Income from continuing operations
   before income taxes            912,000      (74,000)  1,391,000     329,000
Income tax provision              707,000      (40,000)    907,000     197,000

Income from continuing operations 205,000      (34,000)    484,000     132,000
Loss from discontinued
   operations                  (1,390,000)    (112,000) (1,824,000) (1,532,000)
          NET INCOME (LOSS)   $(1,185,000)  $ (146,000) (1,340,000) (1,400,000)
                              ============  =========== ==========  ===========
Income (loss) per common share:
     From continuing operations $    0.12   $    (0.02)       0.28        0.08
     From discontinued operations   (0.81)       (0.07)      (1.07)      (0.90)
     Net income (loss) per share$   (0.69)  $    (0.09)      (0.79)      (0.82)
                              ============   =========== ==========    ========


See accompanying notes to consolidated financial statements.

<PAGE 4>
PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                   Sterling West Bancorp and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                For the three months ended
                                                    September 30,
                                                    1995           1994
Cash flows from operating activities
    Net income (loss)                          $(1,340,000) $(1,400,000)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
       Depreciation and amortization              227,000       220,000
       Provision for loan losses                  686,000       175,000
       Provision (benefit) for deferred taxes      514,000     (825,000)
       Decrease in trading securities, net            --      6,038,000
       Real estate valuation adjustments, net    1,219,000      953,000
       Decrease in interest receivable            164,000       (48,000)
       Decrease (increase) other assets            149,000    1,471,000
       Increase in other liabilities            (1,040,000)     837,000
       Decrease in assets of discontinued operations    3,259,000 (3,030,000)
          Total adjustments                      5,178,000    5,791,000

               Net cash provided by
                 operating activities            3,838,000   4,391,000

Cash flows from investing activities
    Proceeds from maturities of investment securities    1,672,000  2,761,000
    Purchases of investment securities          (2,324,000)  (2,062,000)
    Net (increase) decrease in loans receivable   20,286,000 (1,860,000)
    Proceeds from sale of real estate            1,160,000    4,211,000
    Payment on real estate owned                (1,405,000)     (1,047,000)
    Purchase of furniture and equipment            (74,000)    (154,000)

               Net cash provided by (used in)
                  investing activities          19,315,000    1,849,000

Cash flows from financing activities
    Net increase in demand deposits, savings
       and other money market accounts          (1,899,000)  16,167,000
    Net decrease in certificates of deposit       (888,000) (17,305,000)
    Net increase (decrease) in note payable to
       financial institution                   (10,207,000)    (407,000)
    Proceeds from issuance of commercial paper         --           88,000
     Payments of maturing commercial paper             --       (1,041,000)
     Payments on maturing promissory notes      (1,493,000)         --

               Net cash used in
                  financing activities          (14,487,000) (2,498,000)

Net decrease in cash and cash equivalents         8,666,000   3,742,000

Cash and cash equivalents at beginning of period    20,294,000 17,163,000

Cash and cash equivalents at end of period     $ 28,960,000 $20,905,000
                                                 ========== ===========

See accompanying notes to consolidated financial statements.

<PAGE 5>
PART I: FINANCIAL INFORMATION

Notes to Financial Statements of Registrant

September 30, 1995

1. The consolidated financial statements are unaudited and reflect all adjustments and reclassifications which are, in the opinion of Management, necessary for a fair presentation of the results of operations for the interim period. The results of operations and cash flows for the interim period ended September 30, 1995 are not necessarily indicative of results which may be expected for any other interim period or the year as a whole.

2. In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of September 30, 1995 and December 31, 1994 the Company had entered into the following commitments:

                                      September 30,   December 31,
                                           1995         1994
     Letters of Credit                $    866,000  $  1,641,000
     Undisbursed Loan Commitments     $ 13,385,000  $ 12,895,000

3. Earnings per share amounts have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,429 for September 30, 1995 and 1994.

4. Certain reclassifications have been made in the 1994 financial statements to conform to the presentation used in 1995.

<PAGE 6>
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of Sterling West Bancorp (the "Company"). The discussion and analysis for the third quarter ended September 30, 1995 reflect the operations of the Company's two subsidiary companies, Sterling Bank ("Bank") and Sterling Business Credit, Inc. ("Business Credit"). The Bank and Business Credit are wholly-owned subsidiaries of the Company. During the third quarter of 1995 Business Credit sold substantially all of its assets to an unaffiliated third party. During the fourth quarter of 1994 the Company decided to discontinue its mortgage banking operations which were performed substantially by BSC Mortgage Corporation, a wholly owned subsidiary of the Bank. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

During the third quarter of 1995, the Company had a net loss of $1,185,000 as compared to a net loss of $146,000 in the same quarter in 1994. The increase in net loss resulted from a loss from discontinued operations of $1,390,000 as compared to a loss from discontinued operations of $112,000 in the same period of 1994. The loss from discontinued operations resulted from a provision for expected losses related to repurchased loans which were originated by BSC Mortgage Corporation. The provision was necessary because of a settlement with a third party for an amount in excess of related reserves. Our legal counsel in an arbitration proceeding advised us, during the third quarter, that, as a result of findings during discovery, our prospects for recovery were significantly less than originally anticipated and that we should pursue a settlement.

Income from continuing operations was $205,000 in the third quarter of 1995 compared to loss from continuing operations of $34,000 for the same period of 1994. The increase resulted from a $1.5 million gain on sale of assets of Business Credit which was offset by a $0.3 million increase in the provision for loan losses, a $0.5 million increase for real estate operations, net and a higher tax rate resulting from an inability to use tax loss credits. The Company's real estate held for sale and nonaccrual loans decreased to $8.6 million at September 30, 1995 from $11.4 million at September 30, 1994 as compared to $9.5 million at December 31, 1994.

FINANCIAL CONDITION

Assets

At September 30, 1995 assets of the Company were $115,623,000, a decrease of 12.7% from the $132,491,000 at December 31, 1994. The decreased asset levels reflect the need to reduce size in order to satisfy regulatory capital ratio requirements applicable to the

<PAGE 7>
Company and the Bank and the slow economic environment . Significant changes in the distribution of assets included a $8.7 million increase in cash and cash equivalents as assets being liquidated, primarily relating to the Business Credit sale, were invested in federal funds sold. Loans receivable decreased $20.6 million primarily as a result of the sale of assets of Business Credit. Assets of discontinued operations decreased $3.5 million as a result of the continued liquidation of receivables of BSC, and the use of cash to liquidate payables. Other assets decreased $0.7 million with the receipt of a tax refund. Notes payable decreased $11.7 million as the line of credit used to finance Business Credit was paid out of the Business Credit sale proceeds along with the notes issued by the Company.

The Company's real estate held for sale consists of real estate owned and real estate investments, and decreased to $6.4 million at September 30, 1995 from $7.8 million at December 31, 1994 as compared to $8.5 million at September 30, 1994. During the third quarter 8 single family residences with a book value of $1.0 million were added to real estate held for sale as a result of the settlement of a repurchase dispute with a third party. One residential lot with a book value of $0.1 million was sold. Properties held at September 30, 1995 consisted of fourteen single family residences, three apartment buildings, one four unit condominium development, one residential lot development, three residential lots and one commercial building. All properties are stated at the lower of cost or estimated fair market value less estimated selling costs. Subsequent to September 30, 1995 two of the single family residences with a total book value of $0.2 million were in escrow or had been sold at amounts approximating book value.

While management does not expect any substantial additional material losses on the sale of these properties in excess of the allowances already provided in the financial statements, because of the fact that 74% of the Bank's loan portfolio is real estate secured, management expects that further foreclosures will occur and no assurance can be given that additional losses will not occur. See "RESULTS OF OPERATIONS - Net Interest Income" and "RESULTS OF OPERATIONS - Noninterest Expense" for a description of the effect of these assets on net interest income and noninterest expense.

Source of Funds

Total deposits were $104.3 million at September 30, 1995 compared to $107.1 million at December 31, 1994. The decrease primarily consisted of a $1.9 million decrease in money market deposits and a $1.3 million decrease in other time deposits. These deposit changes reflect normal fluctuations in these accounts and the asset-liability management process at the Bank which considered reduced funding needs as a result of the drop in assets. Notes payable decreased from $11.9 million at December 31, 1994 to $0.2 million at September 30, 1995 as a result of payoff at Business Credit of its line of credit from Security Pacific Business Credit, Inc. with the sale of most of its assets. The Company also paid off the $1.4 million of outstanding notes the

<PAGE 8>
proceeds of which had been downstreamed to Business Credit. The remaining outstanding notes payable consist of borrowings under a $1.5 million line of credit provided by First Capital Corporation, the entity which acquired substantially all the assets of Business Credit. That line of credit is collateralized by the remaining loan portfolio of Business Credit. The line of credit matures on September 7, 1996 and provides for interest to be charged on the outstanding daily loan balance of Business Credit at the rate of 1-3/4% over the prime rate, from time to time, of NatWest Bank N.A.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank as well as statutory limitations on the amount of dividends which may be paid to the Company by Business Credit. At September 30, 1995 the Bank is prohibited from paying dividends under these provisions. The Bank is also prohibited from paying cash dividends to the Company under the terms of memorandums of understanding with the Federal Reserve Bank of San Francisco ("FRB"), the Federal Deposit Insurance Corporation ("FDIC") and the State Banking Department unless the payment is approved in advance by the FRB, the Regional Director of the FDIC and the California Superintendent of Banks. Please see "CAPITAL RESOURCES" below for a discussion of the terms of these memorandums of understanding.


RESULTS OF OPERATIONS

Net Income

During the third quarter of 1995, the Company had a net loss of $1,185,000 as compared to a net loss of $146,000 in the same quarter in 1994. The net loss resulted primarily from losses from discontinued mortgage banking operations of $1,390,000 in 1995 as compared to $112,000 in 1994. Income from continuing operations was $205,000 in the third quarter of 1995 compared to loss from continuing operations of $34,000 for the same period of 1994. The improvement resulted from a $1.5 million gain on sale of assets of Business Credit on September 6, 1995 which was offset by a $0.3 million increase in the provision for loan losses, a $0.5 million increase for real estate operations, net and a higher tax rate resulting from an inability to use tax loss credits. Net interest income increased $0.2 million as interest income decreased slightly in the third quarter of 1995 as compared to the same period of 1994 as the effect of lower loans outstanding was offset by a higher prime rate; interest expense did not experience similar increases in interest expense as a result of changes in the Bank's deposit mix.

The loss from discontinued operations resulted from an increased provision for expected losses related to repurchased loans which were originated by BSC Mortgage Corporation. The increased provision resulted from a settlement with a third party for an amount in excess of related reserves. Our legal counsel in an arbitration proceeding advised us during the third quarter that, as a result of findings

<PAGE 9>
during discovery, our prospects for recovery were significantly less than originally anticipated and that we should pursue a settlement.


For the nine months ended September 30, 1995 the Company reported a net loss of $1,340,000 compared to a net loss of $1,400,000 in the same period in 1994. Income from continuing operations was $484,000 in the first nine months of 1995 compared to income from continuing operations of $132,000 for the same period of 1994. The increase resulted from a $1.5 million gain on sale of assets of Business Credit on September 6, 1995 which was offset by a $0.5 million increase in the provision for loan losses, a $0.3 million increase for real estate operations, net and a higher tax rate resulting from an inability to use tax loss credits. Interest income at the Bank increased in the first nine months of 1995 as compared to the same period of 1994 as a result of a higher prime rate, however the increase was partially offset by similar increases in interest expense.

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

Since the suspension by FHLMC, in August of 1993, of BSC's eligibility to sell mortgages to and service mortgages for FHLMC the number of repurchase requests had increased. The repurchase and make whole requests (where the loan has already been foreclosed upon and the related collateral has been sold at a loss) relating to 39 loans sold to FHLMC were the subject of a dispute between the Company and a mortgage servicer to whom the Company sold the related residential mortgage servicing rights. FHLMC had required the servicer to repurchase the loans or to otherwise make them whole and the servicer had requested the Company to indemnify it. The Company and the mortgage servicer settled this dispute in the third quarter of 1995. The Company paid $3.8 million to the servicer and received loans and REOs with a principal balance of $1,976,000. As a result of this settlement the Company booked a charge to discontinued operations in the third quarter of 1995 of approximately $1.5 million. At September 30, 1995 the Company has no outstanding repurchase requests from FHLMC but has outstanding from other investors requests to repurchase 2 foreclosed properties totaling $221,000 and 5 make whole requests which are alleged to be $0.3 million. During 1995 the Company has received 5 repurchase requests compared to 45 repurchase requests during 1994 and has received none since July, 1995. The loans for which repurchases and makewholes have been requested were generally

<PAGE 10>
originated in 1989, 1990 and the first half of 1991, a period of high real estate prices in Southern California and a period during which most of BSC's originations were sold to FHLMC. As a result of the real estate recession in Southern California these repurchases frequently result in losses. The Company maintained at September 30, 1995, in addition to its allowance for loan losses, an allowance for repurchase losses of $0.9 million to cover this repurchase contingency and contingencies related to repurchase requests which may be received in the future.

The Company continues to have a potential liability for representations and warranties made to FHLMC and other investors in loans originated by BSC. The loans were sold in the Bank's name and the Bank made the representations and warranties to the purchaser.
No assurance can be given that such requests will not continue or that other requests will not be received from other investors. The discontinuance of BSC operations will not effect the Bank's responsibility for representations and warranties in the sale of such mortgage loans.


Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets and interest paid on deposits and other sources of funds. Net interest income increased 11.3%, or $0.2 million, for the third quarter of 1995 as compared to the same period in 1994. The increase in the Company's net interest income for the third quarter was due substantially to the generally higher level of interest rates, including the prime rate, during the third quarter of 1995 as compared to the third quarter of 1994, to the sale of Business Credit assets and the related payoff of the Company's notes payable and to changes in the Bank's deposit mix as a result of the normal asset-liability changes directed by Bank management. These changes, which were influenced by the discontinuance of the Company's mortgage banking operations in the fourth quarter of 1994 and the need to reduce asset size for capital ratio purposes, resulted in decreases in interest bearing deposit accounts and an increase in non-interest bearing demand deposit accounts. The interest expense related to those types of deposits changed accordingly. This effect was offset by decreases in the amount of loans and deposits outstanding. The increase in interest expense on savings and Now accounts is due to the fact that the Bank has a savings account product which is tied to the prime rate.


Net interest income increased 6.8% for the first nine months of 1995 as compared to the same period in 1994. The increase in the Company's net interest income was due substantially to a $0.8 million increase in interest income on loans and a $0.5 million increase in interest expense. The increase in interest income on loans resulted from the generally higher level of interest rates, including the prime rate, during 1995 as compared to 1994. The increase in interest expense also

<PAGE 11>
resulted from the higher level of interest rates but was lessened as the Company reduced interest bearing deposits.

Nonperforming assets, consisting of nonaccrual loans and real estate held for sale, amounted to $9.1 million at September 30, 1995 compared to $9.5 million at December 31, 1994 and $11.5 million at September 30, 1994. Nonaccrual loans amounted to $2.1 million at September 30, 1995 as compared to $1.7 million at December 31, 1994 and $1.5 million at September 30, 1994. Real estate held for sale decreased from $9.8 million at September 30, 1994 and $7.8 million at December 31, 1994 and to $6.4 million at September 30, 1995. The decrease in real estate held for sale in the first nine months is due to the sale of six properties with an aggregate book value of $1.9 million. The high level of nonaccrual loans and real estate held for sale results from the recessionary environment in Southern California.

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

At September 30, 1995, the allowance for possible loan losses was $1,673,000 or 2.4% of total loans, as compared to $1,613,000, or 1.77% of total loans at December 31, 1994 and $1,760,000, or 2.0% of

<PAGE 12>
total loans at September 30, 1994. The allowance for loan losses was 79% of nonaccrual loans at September 30, 1995 as compared to 93% at December 31, 1994 and 117% at September 30, 1994. The Company generally maintains at least a 15% allocation in its allowance for loan losses for nonaccrual loans based on its historical loss ratio. During the first nine months of 1995 the Company made additions to the allowance of $686,000 compared to $175,000 during the same period in 1994. Reductions from the reserve in the form of net charge-offs amounted to $902,000 for the first nine months of 1995 as compared to $452,000 for the same period in 1994.

Nonaccrual loans amounted to $2.1 million at September 30, 1995 as compared to $1.7 million at December 31, 1994 and $1.5 million at September 30, 1994. These loans, at September 30, 1995 include eight loans which were more than 90 days past due at that date. One loan for $1.1 million is secured by junior liens on an office building in Long Beach and a hotel in Los Angeles. Four loans for a total of $0.6 million are secured by first trust deeds on single family residences. One loan for $0.2 million is secured by a second trust deed on a commercial property. One loan for $0.1 million is secured by a first trust deed on a commercial property. The remaining loan is for $0.1 million and is secured by a uniform commercial code filing on the assets of the borrower. The risk inherent in these loans, the strength of the collateral and guarantees securing them as well as the decrease in real estate values in Southern California has been taken into consideration in determining the adequacy of the allowance for loan losses.

The total recorded investment in loans considered impaired under SFAS 114 at September 30, 1995 was $2.1 million (all of which were on a nonaccrual basis). Included in this amount is $1.0 million of impaired loans for which the related allowance for credit losses is $0.1 million and $1.1 million of impaired loans that, as a result of expected collection of nonaccrued interest, do not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $1.9 million. For the nine months ended September 30, 1995, the Company recognized interest income on those impaired loans of $25,000, which included $11,000 of interest income recognized using the cash basis method of income recognition. Discounted future cash flows have been used to measure the value of all impaired loans. Management considers a loan impaired if payment is 90 or more days past due and an evaluation of collateral indicates that it is unlikely that all contractual amounts due will be received. Interest received on impaired loans generally is applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal.

The Company has established a separate allowance for repurchase losses which amounted to $0.9 million at September 30, 1995 which is not included in the allowance for loan losses but is carried in other liabilities. The Company has also established a separate allowance for losses on real estate held for sale which amounted to $0.5 million

<PAGE 13>
at September 30, 1995 which is not included in the allowance for loan losses but is carried as a reduction of real estate held for sale.


Taking into account economic trends in Southern California and the condition of the loan portfolio management believes that the allowance for loan losses at September 30, 1995 was adequate to absorb known and inherent risks in the loan portfolio. However, given the deterioration in the market for real estate in the Southern California area, no assurance can be given that the Company will not incur additional losses on these loans.

Noninterest Income

Noninterest income for the third quarter of 1995 increased $1.5 million to $1,734,000 compared to $227,000 for the third quarter of 1994. This increase is due primarily to the $1.5 million gain on the sale of Business Credit assets.

Noninterest income for the first nine months of 1995 increased $1.6 million to $2,290,000 compared to $676,000 for the first nine months of 1994. This increase is due primarily to the $1.5 million gain on the sale of Business Credit assets and secondarily to a $$0.1 million increase in gains on the sale of loans guaranteed by the Small Business Administration.

Noninterest Expense

Noninterest expense increased 20% for the third quarter of 1995 to $2,393,000 as compared to $1,999,000 for the same period of 1994 primarily as a result of the $478,000 increase in real estate operations, net. Other noninterest expense increased $48,000 which consisted primarily of increases in legal fees related to the pending arbitration proceeding and consulting fees in connection with personnel matters. These increases were partially offset by lower directors fees.

Noninterest expense increased 7% for the first nine months of 1995 as compared to the same period of 1994 as a result of the $0.3 million increase in other noninterest expense which consisted primarily of legal and consulting fees and a $0.3 million increase in real estate operations, net. Occupancy costs were lower as a result of the move of two branches to improved locations at lower rent and a one time credit related to lower property taxes on the headquarters location.

The continued high level of real estate operations, net results from the high level of real estate held for sale. During the third quarter of 1995 the Company incurred expenses of $550,000 for writedown and loss provision on other real estate owned and $58,000 for the maintenance and operation of such properties. During the quarter the Company sold one foreclosed property and two other properties were in

<PAGE 14>
escrow at the end of the quarter.

CAPITAL RESOURCES

Management seeks to maintain a level of capital adequate to support asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The Company and the Bank are required to achieve risk-based capital standards and leverage capital standards. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy and minimize the disincentive to holding liquid, low risk assets. The Company and the Bank are required to achieve a minimum 8.0% total capital to risk-weighted assets ratio (of which at least 4.0% must be Tier 1 Capital consisting primarily of common stock and retained earnings, less goodwill). The Bank is also subject to minimum capital requirements in a Memorandum of Understanding with the California State Banking Department and the FDIC (the "Memorandum"). The following table sets forth the Company's and the Bank's capital ratios at September 30, 1995 (dollars in thousands).

                               Company             Bank
                           Amount    Ratio    Amount    Ratio
Tier 1 risk based capital$  9,017    11.36%  $ 7,520     9.69%
Tier 1 risk based capital
 minimum requirement        3,174     4.00     3,104     4.00
Excess                      5,843     7.36     4,416     5.69

Total risk based capital $ 10,009    12.61   $ 8,491    10.94
Total risk based capital
 minimum requirement        6,348     8.00     6,207     8.00
Excess                      3,661     4.61     2,284     2.94

Risk-weighted assets     $ 79,344            $77,591

Tier 1 leverage capital  $  9,017     7.19%  $ 7,520     6.79%
Tier 1 leverage capital
 minimum requirement        5,641     4.50
 Memorandum requirement                        7,477     6.75
Excess                      3,376     2.69        43     0.04

Total average assets      125,372            110,777


The Bank is subject to the provisions of a memorandum of understanding entered into in March, 1995 with the FDIC (the "Memorandum") which replaced and superseded the provisions of a previous memorandum of understanding. Under the Memorandum the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; charge off all assets classified "Loss" as of September 26, 1994; reduce assets classified as "Substandard" as of

<PAGE 15>
September 26, 1994 to not more than $7,500,000 by June 13, 1995, not more than $6,500,000 by September 11, 1995 and not more than $4,500,000 by March 10, 1996; establish and maintain an adequate allowance for loan losses; develop a plan to control overhead and other expenses; install procedures to correct certain internal routine and control deficiencies; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

The Bank is currently in compliance with the provisions of the Memorandum. Management believes that it will be able to remain in compliance with the Memorandum and otherwise meet capital requirements, and that any actions taken to so comply will not have a material adverse effect on the Company's future financial condition or results of operations.

The Company suspended its quarterly cash dividends in the third quarter of 1993. The Company expects that future cash dividends will depend on a return to profitability and the maintenance of acceptable financial results in the future.

The provision for income taxes for the nine month period ended
September 30, 1995 is as follows:

                 Federal           State            Total
Current        $ 404,000         $219,000         $623,000
Deferred             --               --               --
               $ 404,000         $219,000         $623,000

The provision for income taxes reflects an effective tax rate of 68% on income before income taxes. The components of income tax expense causing the variation from the expected statutory federal tax rate are not significantly different than the amounts disclosed in the prior year.

The following table shows the components of the current and deferred tax asset recorded in the balance sheet at September 30, 1995:

           Current                                $410,000
           Deferred                                598,000
           Total                                $1,008,000

<PAGE 16>
PART II: OTHER INFORMATION


ITEM  6. Exhibits and Reports on 8-K.

  (A)  Exhibits:
           Exhibit 10.31 - Indemnification agreement dated October 1, 1995 between Douglas B. Swets and Sterling West Bancorp.

           Exhibit 10.32 - Indemnification agreement dated October 1, 1995 between Paul Leichenger and Sterling Business Credit, Inc.

           Exhibit 10.33 - Indemnification agreement dated October 1, 1995 between Robert Brito and Sterling Business Credit, Inc.

           Exhibit 27    - Financial Data Schedule

  (B)  Reports on Form 8-K:
       A report on Form 8-K was filed dated September 7, 1995 reporting on the following items:

           Item 2: Disposition of Assets - This item described the sale of Sterling Business Credit, Inc.

           Item 7: Financial Statements, Pro Forma Financial
           Information and Exhibits - This item described the pro forma effect on the financial statements of the sale of a substantial portion of the assets of Sterling Business
           Credit, Inc.


                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STERLING WEST BANCORP
                                          (Registrant)


DATED: November 13, 1995             By:/s/Douglas B. Swets

                                  Douglas B. Swets
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)