Form 10-K405
period 1995-12-31
STERLING WEST BANCORP
filed 1996-04-01
CIK 702170

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

MARK ONE:

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee required]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No fee required]

                         Commission file number 0-10794

                             STERLING WEST BANCORP
             (Exact name of registrant as specified in its charter)

                             CALIFORNIA 95-3712404
      (State or other jurisdiction of(I.R.S. Employer Identification No.)
                         incorporation or organization)

             3287 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90010
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (213) 384-4444

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     [ X ]

  As of March 15, 1996, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $4,061,000.

      Number of shares of common stock of the Registrant outstanding as of
                                March 15, 1995:
                                   1,710,214.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement For Annual Meeting of           Part III of Form 10-K
Shareholders which will be filed within 120 days of the fiscal year ended December 31, 1995.

                              --------------------

                    THIS REPORT INCLUDES A TOTAL OF __ PAGES
                            EXHIBIT INDEX ON PAGE __

                                     PART I

ITEM 1.  BUSINESS.

Sterling West Bancorp

           Sterling West Bancorp (the "Company") is a bank holding company organized as a California corporation on January 21, 1982 under the name of Sterling Bancorporation. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company commenced business on December 15, 1982 when, pursuant to a reorganization, it acquired all of the voting stock of Sterling Bank ("Bank"). On September 15, 1983, Sterling Business Credit, Inc., a commercial finance corporation, was formed as a wholly-owned subsidiary of the Company ("Business Credit"). On November 11, 1983, BSC Mortgage Corporation ("BSC"), a mortgage banking subsidiary, commenced operations as a wholly-owned subsidiary of the Bank. In May 1992, the Company changed its name to Sterling West Bancorp.

           During the third quarter of 1995 the Company sold substantially all of the assets of Sterling Business Credit, Inc. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sale of Business Credit Assets." This sale of Business Credit assets was instituted in order to raise capital to meet capital requirements previously imposed by regulators on the Bank due to losses in the mortgage banking subsidiary, and to take advantage of an opportunity to make a substantial premium on the sale. The Company made the decision to discontinue the mortgage banking operations and sell the Business Credit assets in order to allow the Company to concentrate on the core business of banking. In addition, the Company believes that those actions will provide the basis for improved operating performance in 1996. During the fourth quarter of 1994 the Company discontinued its mortgage banking operations, substantially all of which were performed by BSC. "See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Discontinued Operations."

           The Company's principal business is to serve as a holding company for the Bank, Business Credit and for other banking or finance-related subsidiaries which the Company may establish or acquire. During 1995, the Company's principal sources of income were management fees paid by the Company's subsidiaries, interest income on intercompany debt and dividends paid by Business Credit. Legal and contractual limitations are imposed on the amount of dividends that may be paid by the Bank and Business Credit, respectively, to the Company. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank and Business Credit" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Note 15 to Consolidated Financial Statements." At December 31, 1995, the Company had total consolidated assets of approximately $122.4 million, total consolidated net loans of approximately $70.9 million and total consolidated deposits of approximately $112.4 million.

Sterling Bank

           General

           The Bank was incorporated under the laws of the State of California on March 3, 1980, was licensed by the California Superintendent of Banks ("Superintendent") and commenced operations as a California state-chartered bank on November 5, 1980. The Bank employs a regional banking concept whereby each regional banking office serves several communities. The Bank currently maintains a Wilshire Center Office located at 3287 Wilshire Boulevard, Los Angeles, California ("Wilshire Center Office") and regional branch offices located at 16661 Ventura Boulevard, Suite 110, Encino, California ("West Valley Regional Office"), 372 East Olive Avenue, Burbank, California ("Mid-Valley Branch Office"), 550 North Brand Boulevard, Glendale, California ("East Valley Regional Office"), and 433 North Camden Avenue, Suite 1050, Beverly Hills, California ("Beverly Hills Regional Office"). See "ITEM 1. BUSINESS -- Supervision and Regulation -- The Bank". At December 31, 1995, the Bank had approximately $119.6 million in total assets, approximately $68.0 million in net loans and approximately $112.8 million in total deposits.

           Banking Services

           The Bank provides a wide range of commercial banking services primarily for professionals and small- and medium-sized businesses. Deposit services include those traditionally offered by commercial banks, such as checking accounts, savings accounts, interest-bearing negotiable orders of withdrawal ("NOW") accounts, money market deposit accounts, and time certificates of deposit. The Bank engages in a variety of lending activities, including commercial, asset-based, real estate-construction and development, real estate-collateralized and mortgage, personal, Small Business Administration ("SBA"), home improvement, and other installment and term loans. The Bank offers a wide range of traditional services designed to attract and serve the needs of its customers, such as travelers' checks, safe deposit boxes at the Wilshire Regional Office, collection services and telephone transfers. All of the above-mentioned services are offered to the Bank's clients on a personalized basis, except at the Mid-Valley Branch Office which is a drive-up facility. Each Bank client is assigned to one "Sterling Banker" who is primarily responsible for serving the client's banking needs. The Bank does not presently operate nor does it intend in the near future to operate a trust department. The Bank makes arrangements with correspondent institutions to provide international banking services.

BSC

           BSC, a wholly-owned mortgage banking subsidiary of the Bank, was engaged in the business of originating, acquiring, processing, selling in the secondary market and servicing of first and second trust deed loans secured by residential properties. During the fourth quarter of 1994 the Company discontinued its mortgage banking operations, substantially all of which were performed by BSC. By December 31, 1994 the Company had ceased solicitation of new applications, had funded the mortgages in its pipeline and had completed the sale of substantially all of its residential mortgage servicing portfolio. BSC's servicing activities required it to perform certain administrative duties relating to the loans it originated or acquired and sold under agreements that provided for payment to BSC of a servicing fee. The servicing fee was generally based on the outstanding principal balance of the loans. Servicing includes, among other duties, collecting monthly payments from the borrower, maintaining escrow accounts and making payments of real estate taxes and insurance premiums. BSC was licensed by the California Department of Real Estate. During 1995, the Company settled a dispute over repurchase liability relating to mortgage loans originated by BSC. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Discontinued Operations."

Business Credit

           Business Credit was formed as a wholly-owned subsidiary of the Company on September 15, 1983 and commenced operations on June 27, 1984. Business Credit operates as a commercial finance company, financing accounts receivables, inventory and equipment. Business Credit maintains one office which is located at the Wilshire Center Office. on September 7, 1995, Business Credit sold approximately $15.2 million of loans to First Capital Corporation. Business Credit retained certain assets and at December 31, 1995 had approximately $3.4 million in total assets which included $3.0 million in net loans. The Company is in the process of liquidating these loans and other assets and has agreed with the purchaser to not compete within California until September 7, 1997. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sale of Business Credit Assets."

Competition

           The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by its correspondents.

Effect of Governmental Policies and Recent Legislation

      Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

      The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

      From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The Financial Services Modernization Act recently proposed in the House of Representatives would generally permit banks to expand activities further into the areas of securities and insurance, and would reduce the regulatory and paperwork burden that currently affects banks. Additionally, the proposed legislation would force the conversion of savings and loan holding companies into bank holding companies, although unitary savings and loan holding companies authorized to engage in activities as of January 1, 1995 would be exempted. Similar legislation has also been proposed in the Senate. In addition, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "ITEM 1. BUSINESS -- Supervision and Regulation."

Supervision and Regulation

      Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the

Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

      The Company

      The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

      The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

      Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Capital Standards."

      The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

      The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

      In addition, the Federal Reserve Board is empowered to enter into a memorandum of understanding with a bank holding company requiring specific corrective actions. As a result of its examination of the Company in April 1995, the Federal Reserve Bank of San Francisco proposed that the Board of Directors of the Company enter into a memorandum of understanding. In November 1995, the Federal Reserve Bank and the Board of Directors of the Company entered into a memorandum of understanding (the "FRB Memorandum"). Under the FRB Memorandum, the Company is required, among other things, to comply with the FDIC Memorandum (see "ITEM 1. BUSINESS -- Supervision and Regulation -- The Bank"); submit a written plan designed to enhance the board's supervision of the operations and management of the consolidated organization, to ensure that the Company has sufficient cash to pay its expenses and to service its debt; the Company may not, directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank (the sale, by the Company, of substantially all of Business Credit assets, and the further liquidation of the remaining assets of Business Credit, shall be exempt); and to not pay cash dividends without the prior written consent of the Federal Reserve Bank.

      The Company was not in compliance with all of the provisions of the FRB Memorandum as of December 31, 1995 as a result of the Bank's noncompliance with the Tier 1 capital requirements of the FDIC Memorandum as of such date, which has since been corrected. Failure to comply with the terms of the FRB Memorandum could result in further regulatory action by the Federal Reserve Bank, including issuance of a Cease and Desist Order.

      Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

      The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

      Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

      The Bank

      The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers.

      Additionally, the FDIC is empowered to enter into a memorandum of understanding with a bank requiring specific corrective actions. As a result of its examination of the Bank in September 1994, the FDIC proposed that the Board of Directors of the Bank enter into a memorandum of understanding which would replace and supersede the provisions of a prior memorandum of understanding dated January 1992. In March 1995, the FDIC and the Board of Directors of the Bank entered into a memorandum of understanding (the "FDIC Memorandum"). Under the FDIC Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; charge off all assets classified "Loss" as of September 26, 1994; reduce assets classified as "Substandard" as of September 26, 1994 to not more than $7,500,000 by June 13, 1995, not more than $6,500,000 by September 11, 1995 and not more than $4,500,000 by March 10, 1996; establish and maintain an adequate allowance for loan losses; develop a plan to control overhead and other expenses; install procedures to correct certain internal routine and control deficiencies; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

      The Bank was not in compliance with the Tier 1 capital requirements of the FDIC Memorandum at December 31, 1995. Such noncompliance was principally the result of increases in write-downs to the Bank's real estate held for sale portfolio as of December 31, 1995. However, the Bank was in compliance with the FDIC Memorandum as of the month ended March 1996, due to improvements in the Bank's Tier 1 capital to approximately 6.9%, which was caused by an expected decrease in deposits at the Bank and offset by a corresponding reduction in average assets. Management believes that the Bank's prior noncompliance will not result in any material adverse regulatory action against the Bank. Management believes the Bank can continue to comply with the terms of the FDIC Memorandum and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with the terms of the FDIC Memorandum could result in further regulatory action, including issuance of a Cease and Desist Order. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources."

      The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Premiums for Deposit Insurance." Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

      Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Capital Standards."

      The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "ITEM 1. BUSINESS -- Supervision and Regulation Premiums for Deposit Insurance." The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

      BSC

      BSC, which discontinued operations in the fourth quarter of 1994, is a California corporation which was engaged in the business of mortgage banking and was subject to the supervision, examination and regulation of the California Department of Real Estate. BSC sold the loans it originated to the Bank. BSC then resold the loans to investors on the Bank's behalf. Many of its loans were resold to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") under agreements providing for the retention by the Bank of the right to service those loans. BSC then provided the servicing for the loans under a sub-servicing agreement with the Bank. As a result of the discontinuance of the mortgage banking operations, the Bank, and BSC, have disposed of substantially all of the loan servicing portfolio and liquidated substantially all of BSC's assets. During 1995, the Company settled a dispute over repurchase liability relating to mortgage loans originated by BSC. For a description of the effect of this action on the Company see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Discontinued Operations."

      Business Credit

      Business Credit, as a California corporation engaged in commercial finance, is subject to regulation and supervision by the California Department of Corporations. As a wholly-owned subsidiary of the Company, it is subject to examination by the Federal Reserve Board and the Superintendent. During the third quarter of 1995 the Company sold substantially all of the assets of Business Credit. The Company is in the process of liquidating the remaining loans and other assets. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sale of Business Credit Assets."

      Restrictions on Transfers of Funds to the Company by the Bank

      The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by California law. Under California law, shareholders of the Company may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend or (ii) after giving effect to the dividend, the corporation's assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

      Federal Reserve Board policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other Federal Reserve Board policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered.

      There are statutory and regulatory limitations on the amount of dividends which may be paid by the Bank to the Company. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of the retained earnings of the Bank, the net income for such bank's last preceding fiscal year, and the net income of the bank for its current fiscal year.

      The FDIC also has authority to prohibit the Bank from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Superintendent may impose similar limitations on the conduct of California-chartered banks. See "ITEM 1. BUSINESS -- Supervision and Regulation
- -- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "-- Capital Standards" for a discussion of these additional restrictions on capital distributions.

      At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends and certain management and service fees paid by the Bank and Business Credit, and interest income on any intercompany debt. At December 31, 1995, the Bank, as a result of losses in the last three fiscal years, had no retained earnings legally available for the payment of cash dividends. Under the terms of the FDIC Memorandum, the Bank is prohibited from paying cash dividends to the Company unless the payment is approved in advance by the Regional Director of the FDIC and the Superintendent.

      The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Prompt Corrective Action and Other Enforcement Mechanisms."

      Capital Standards

      The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

      A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

      In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. In the case of the Bank, as a result of entering into the FDIC Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets. Additionally, pursuant to the FRB Memorandum, the Company is required to maintain the Bank's Tier 1 capital at such level. The Bank was not in compliance with such capital requirement as of December 31, 1995, but was in compliance with this requirement as of the month ended March 1996. See "ITEM 1. BUSINESS -- Supervision and Regulation -- The Company" and "-- The Bank."

      In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

      In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

      In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss allowances to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

      Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital and total assets and regulatory capital calculations.

      Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         Prompt Corrective Action and Other Enforcement Mechanisms

         Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

         "well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage ratio of 5% or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

         "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite I under the applicable regulatory rating system in its most recent report of examination);

         "undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 4% or a leverage ratio that is less than 4% or greater (or a leverage ratio of 3% if the institution is rated composite I under the applicable regulatory rating system in its most recent report of examination;

         "significantly undercapitalized" if it has total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage ratio that is less than 3%; and

         "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

         Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

         Safety and Soundness Standards

         In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

         In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

         Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

         Premiums for Deposit Insurance

         Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

         The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

         Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group
B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits per year.

           Assessment Rates Effective Through the First Half of 1995

                                               Group A       Group B        Group C
                                               -------       -------        -------
Well Capitalized............................     23            26             29
Adequately Capitalized......................     26            29             30
Undercapitalized............................     29            30             31


           Assessment Rates Effective through the Second Half of 1995

                                               Group A       Group B        Group C
                                               -------       -------        -------
Well Capitalized............................     4             7              21
Adequately Capitalized......................     7            14              28
Undercapitalized............................    14            28              31

                   Assessment Rates Effective January 1, 1996

                                               Group A       Group B        Group C
                                               -------       -------        -------
Well Capitalized............................     0*            3              17
Adequately Capitalized......................     3            10              24
Undercapitalized............................    10            24              27

         *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

         During the first half and second half of 1995, the Bank's annual assessment rate was 29 cents per $100 of deposits, and at January 1, 1996 was 17 cents per $100 of deposits.

         A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all Savings Association Insurance Fund ("SAIF") member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions; (iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998;
(vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and
(ix) abolish the OTS and transfer the OTS's regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.

         On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

         The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks;" (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.

         In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

         Interstate Banking and Branching

         In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

         In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

         Community Reinvestment Act and Fair Lending Developments

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The FDIC has rated the Bank to be Satisfactory in complying with its CRA obligations.

         In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

Recent Accounting Pronouncements

         In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS No. 121 requires that certain long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicated the carrying amount of such assets may not be recoverable. The estimated future cash flows to be derived from the use and disposition of an asset, on an undiscounted basis, is compared to the carrying amount of the long-lived asset and if the carrying amount exceeds the expected cash flows, recognition of an impairment loss is required. An impairment loss for assets subject to SFAS No. 121 shall be reported as a component of income from continuing operations. Under SFAS No. 121, the Company will be required to make certain disclosures about impaired, long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995 and the Company does not believe that its adoption will have a material adverse impact upon its financial condition or results of operations.

         In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," ("SFAS No. 122") which amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 eliminates certain accounting distinctions between rights to service mortgage loans for others that are acquired through loan origination activities and servicing rights acquired through purchase transactions under previously-issued accounting standards. Under SFAS No. 122, entities engaging in mortgage banking activities must allocate the costs of originating mortgage loans between the mortgage servicing rights and the mortgage loans based upon their relative values. SFAS No. 122 will require disclosure of the fair value of mortgage servicing rights and the significant assumptions used to calculate fair value. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995 and is to be applied prospectively. The Company does not believe that its adoption will have a material adverse impact upon its financial condition or results of operations.

         In November 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting standards for stock- based employee compensation plans. SFAS 123 permits the Company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic value-based method of accounting for its stock-based compensation arrangements with pro forma disclosures of net earnings and earnings per share computed as if the fair-value-based method had been applied. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company will continue to account for stock-based compensation under APB Opinion No. 25 and, as a result, SFAS 123 will not have a material adverse effect on the Company's financial condition or results of operations.

Employees

         At December 31, 1995, the Company, the Bank, and Business Credit employed 65 individuals. The Company believes that its employee relations are excellent.

Statistical Disclosure

         The following tables and data set forth, for the respective periods shown, selected statistical information relating to the Company. The following tables and data relating to certain averages are based on daily averages for the Bank and on monthly averages for the Company, BSC and Business Credit, which do not maintain daily balances. Management believes that the difference between daily and monthly average data (where monthly averages have been used) is not significant.

         Distribution of Assets, Liabilities, and Stockholders' Equity

         The following table sets forth the Company's consolidated average balances of each principal category of assets, liabilities and stockholders' equity and the percentage distribution of these items for each of the past two years (dollars in thousands).

                                                                          Year ended December 31,
                                                    --------------------------------------------------------------
                                                               1995                                 1994
                                                    -------------------------              -----------------------
                                                      Average        Percent               Average         Percent
ASSETS:                                               Balance        of Total              Balance         of Total
- -------                                               -------        --------              -------         --------
Cash and due from banks.....................         $  5,132          4.11%               $  5,752          4.00%
Taxable investment
  securities................................            6,933          5.55                   7,578          5.28
Non-taxable investment
  securities................................              395          0.32                     433          0.30
Federal funds sold..........................           14,881         11.90                  13,027          9.08
Net loans (1)...............................           82,503         66.01                  88,558         61.67
Fixed assets, net...........................            1,296          1.04                   1,469          1.02
Other assets................................           11,709          9.36                  19,321         13.45
Assets of discontinued
 operations.................................            2,141          1.71                   7,457          5.20
                                                     --------        -------               --------        ------
      Total assets..........................         $124,990        100.00%               $143,595        100.00%
                                                     ========        =======               ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:

  Demand....................................         $ 30,360         24.29%               $ 29,049         20.23%
  Savings and NOW accounts..................           55,088         44.07                  50,433         35.12
  Money market accounts.....................            7,823          6.26                  12,521          8.72
  Time deposits.............................            7,623          6.10                  19,629         13.67
Notes payable...............................            8,683          6.95                  12,130          8.45
Other liabilities (2).......................            5,417          4.33                   7,757          5.40
      Total liabilities.....................          114,994         92.00                 131,519         91.59
Stockholders' equity........................            9,996          8.00                  12,076          8.41
                                                     --------        -------              ---------        ------
    Total liabilities and
      stockholders' equity...................        $124,990        100.00%               $143,595        100.00%
                                                     ========        =======               ========        =======

- ----------------------
(1) Net loans at December 31, 1995 are significantly less than the average balances shown above as a result of the sale of most of the assets of Sterling Business Credit, Inc. and planned reduction to meet regulatory capital requirements.

(2) Other liabilities include time deposits of $5,454 for 1994, for which the related interest expense is included in loss from discontinued operations.

      Analysis of Net Interest Income

             Certain information concerning average interest-earning assets and interest-bearing liabilities and yields earned and rates paid thereon is set forth in the following table (dollars in thousands).

                                                                        Year ended December 31,
                                           ----------------------------------------------------------------------------
                                                           1995                                   1994
                                           ----------------------------------       -----------------------------------
                                           Average        Income/      Yield/        Average     Income/       Yield/
                                           Balance        Expense       Rate         Balance     Expense        Rate
                                           -------        -------      ------        -------     -------       ------
INTEREST-EARNING ASSETS:

Taxable investment
        securities ..........              $  6,933      $   525      7.57%         $  7,578     $   502       6.62%
Non-taxable investment
        securities (1) ......                   395           19      4.81               433          18       4.16
Federal funds sold ..........                14,881          839      5.64            13,027         540       4.15
Net loans (2) ...............                82,503       10,997     13.33            88,558      11,376      12.85
                                           --------      -------                    --------     -------
         Total interest-
            earning assets ..              $104,712      $12,380     11.82%         $109,596     $12,436      11.35%
                                           ========      -------                    ========     -------

INTEREST-BEARING LIABILITIES:

Savings deposits(3) .........              $ 55,088      $ 2,654      4.82%         $ 50,433     $ 1,865       3.70%
Money market accounts .......                 7,823          138      1.76            12,521         231       1.84
Time deposits ...............                 7,623          330      4.33            19,629         661       3.37
Notes payable ...............                 8,683        1,086     12.51            12,130       1,229      10.13
                                           --------      -------                    --------     -------
        Total interest-
          bearing liabilities              $ 79,217      $ 4,208      5.31%         $ 94,713     $ 3,986       4.21%
                                           ========      -------                    ========     -------

Net interest income .........                            $ 8,172                                 $ 8,450
                                                         =======                                 =======
Net interest spread .........                                         6.51%                                    7.14%
Net interest margin (4) .....                                         7.80%                                    7.71%

- --------------------

(1)         Yield is computed on a tax equivalent basis assuming a 34% tax rate.

(2) The principal amount of nonaccrual loans is included in the average balance of net loans but only the actual interest recognized during the year is included in income/expense.

(3)         Includes NOW Accounts.

(4) Net interest margin is net interest income divided by total average interest-earning assets.

      Analysis of Changes in Net Interest Income and Expense

             The following table presents the dollar amount of changes in interest income or interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in volumes and changes in interest rates for 1995 compared to 1994 and 1994 compared to 1993 (dollars in thousands). The change in interest income due to both volume and yield/rate has been allocated to volume and yield/rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                  1995 vs. 1994                     1994 vs. 1993
                                             ------------------------            -------------------
                                                Increase (Decrease)              Increase (Decrease)
                                                Due to Changes in:                Due to Changes in:
                                           ----------------------------       ----------------------------
                                           Volume Yield/Rate Net Change       Volume Yield/Rate Net Change
                                           ----------------------------       ----------------------------
Income from Interest-earning assets:
      Time certificates
          of deposit ....................   $   2    $   7    $   9          $     4    $  --      $     4
      Taxable investment
       securities .......................     (50)      64       14               60        (46)        14
      Non-taxable
       investment
        securities (1) ..................      (2)       3        1              (14)        (1)       (15)
      Federal funds sold ................      85      214      299              107        160        267
      Net loans .........................    (797)     418     (379)          (2,570)     1,340     (1,230)
                                            -----    -----    -----          -------    -------    -------
         Total interest
           income .......................    (762)     706      (56)          (2,413)     1,453       (960)
                                            -----    -----    -----          -------    -------    -------

Expense on Interest-bearing liabilities:
      Savings deposits (2) ..............     184      605      789              151        342        493
      Money market accounts .............     (83)     (10)     (93)             (50)        (4)       (54)
      Time deposits .....................    (483)     152     (331)            (532)      --         (532)
      Notes payable .....................    (394)     251     (143)            (184)       218         34
                                            -----    -----    -----          -------    -------    -------
         Total interest
           expense ......................    (776)     998      222             (615)       556        (59)
                                            -----    -----    -----          -------    -------    -------
      Change in net interest
        income ..........................   $  14    $(292)   $(278)         $(1,798)   $   897    $  (901)
                                            =====    =====    =====          =======    =======    =======

- --------------------

(1)     Computed on a tax equivalent basis.
(2)     Includes NOW Accounts.

        Investment Portfolio

               The following table shows the carrying value of the Company's portfolio of investment securities held to maturity for each of the past two years (dollars in thousands). Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                   December 31,
                                                             ----------------------
                                                               1995           1994
                                                             ------          ------
Obligations of U.S. and U.S.
  government agencies . . . . . . . . . . . . .              $7,166          $6,551
Non-taxable municipal bonds . . . . . . . . . .                 250             326
Interest-bearing deposits . . . . . . . . . . .                 198              97
                                                             ------          ------
        Total investment securities
          held to maturity  . . . . . . . . . .              $7,614          $6,974
                                                             ======         =======

        Maturity Distributions of Investment Portfolio

               The following table shows the maturities of investment securities held to maturity at December 31, 1995 and the weighted average yields of such securities (dollars in thousands):

                                                                            Maturing
                                                ---------------------------------------------------------------
                                                                           After One             After Five
                                                     Within                But Before            But Before
                                                    One Year               Five Years             Ten Years
                                                -------------------     ------------------     ----------------
                                                           Weighted               Weighted             Weighted
                                                 Book      Average      Book      Average      Book    Average
                                                 Value     Yield(1)     Value     Yield(1)     Value   Yield(1)
Obligations of U.S. and U.S.
  government agencies...............            $2,513      6.28%       $3,444      6.81%      1,209     5.94%
Non-taxable municipal bonds.........               250      4.25           --         --         --        --
Interest-bearing deposit............               198      6.60           --         --         --        --
                                                ------                  ------                ------

Total...............................            $2,961      6.13%       $3,444      6.81%     $1,209     5.94%
                                                ======                  ======                ======

- ------------------

        (1) Weighted average yield is computed on a yearly basis and yields on tax-exempt obligations are computed on a tax equivalent basis.

               As of December 31, 1995, the Company held no investment securities held to maturity of any issuer (other than securities issued by the U.S. and U.S. government agencies) with an aggregate carrying value which exceeded 10% of stockholders' equity.

        Loan Portfolio

               The following table sets forth the amount of loans outstanding as of the dates indicated by major categories (dollars in thousands). Approximately 71% of the Company's loan portfolio, including a substantial portion of its commercial, industrial and agricultural loans, are secured by real estate collateral, substantially all of which is in Southern California.

                                                                                  December 31,
                                                                 ----------------------------------------------
                                                                         1995                       1994
                                                                 --------------------        -------------------
                                                                  Amount      Percent         Amount     Percent
                                                                 -------      -------        -------     -------
Real estate - construction and
  development         . . . . . . . . . . . .                    $ 7,816       10.8%         $ 5,924       6.5%
Real estate -  mortgage . . . . . . . . .                         17,658       24.4           22,514      24.7
Commercial, industrial and
  agricultural        . . . . . . . . . . . .                     42,542       58.7           58,974      64.8
Loans to individuals for personal
  expenditures        . . . . . . . . . . . .                      3,971        5.5            3,382       3.7
All other loans  . . . . . . . . . . .                               419        0.6              281       0.3
                                                                 -------      ------         -------     -----

                         Total loans (1). . . . .                $72,406      100.0%         $91,075     100.0%
                                                                 =======      ======         =======     ======

- --------------------

(1)     Net of undisbursed loan funds and deferred fees and costs.

               Almost all of the Company's lending activity is in Southern California and a substantial majority of its loans are secured by real estate located in that area. Accordingly, the Company has been adversely affected by the recessionary environment which has had and may continue to have a generally adverse effect on that region.

        Maturities and Sensitivity to Changes in Interest Rates

               The following table sets forth the maturity distribution of the Company's loan portfolio at December 31, 1995 (dollars in thousands).

                                                                Maturing
                                     --------------------------------------------------------------------------
                                                     After One            After Five        After
                                      Within         But Within           But Within         Ten
                                     One Year        Five Years           Ten Years         Years         Total
                                     --------        ----------           ---------         -----         -----
Real estate -
  construction
  and development.............       $ 6,224           $ 1,592             $    --         $   --       $  7,816
Real estate -
  mortgage . .................         5,837             5,053               4,471          2,297         17,658
Commercial,
  industrial and
  agricultural................        22,974            15,260               2,579          1,729         42,542
Loan to individuals
  for personal
  expenditures................         2,493             1,478                  --             --          3,971
All other loans...............           419                --                  --             --            419
                                      ------          --------             -------         ------       --------
  Total loans (1).............       $37,947           $23,383             $ 7,050         $4,026       $ 72,406
                                     =======           =======             =======         ======       ========

- --------------

(1)   Net of undisbursed loan funds and deferred fees and costs.

               The following table sets forth the maturity distribution of the Company's loan portfolio by type of interest rate at December 31, 1995 (dollars in thousands).

                                                                Maturing
                                     --------------------------------------------------------------------------
                                                     After One            After Five        After
                                      Within         But Within           But Within         Ten
                                     One Year        Five Years           Ten Years         Years         Total
                                     --------        ----------           ---------         -----         -----
Fixed
  interest rates..............       $ 9,420           $ 5,073             $ 2,660         $1,911       $ 19,064
Floating or
  adjustable
  interest rates..............        28,527            18,310               4,390          2,115         53,342
                                     -------           -------             -------         ------       --------
  Total loans(1)..............       $37,947           $23,383             $ 7,050         $4,026       $ 72,406
                                     =======           =======             =======         ======       ========

- --------------------

(1)     Net of undisbursed loan funds and deferred fees and costs.

        Nonperforming Assets

               The Company's consolidated loan portfolio is comprised primarily of the Bank's loan portfolio. Approximately 4% of the Company's consolidated loan portfolio at December 31, 1995 is comprised of Business Credit's loan portfolio. The risk of non-payment of loans is an inherent aspect of commercial banking. The degree of perceived risk is taken into account in establishing the structure of, interest rates on and security for specific loans and for various types of loans, and, in some cases results in the Bank changing its lending policies. During 1994 the Bank, in response to the recessionary environment in Southern California and the decline in real estate values, revised its real estate lending policy to reduce the maximum amount which it would lend on real estate collateralized loans and to increase the pricing on and reduce the amount of funds available for loans secured by junior liens on real estate collateral. The Bank and Business Credit attempt to minimize their credit risk exposure by using thorough loan application and approval procedures. Lending officers of the Bank have been assigned lending authority for up to $10,000 on an unsecured basis. Three executive officers of the Bank have lending authority up to $50,000. Loans which exceed $50,000 are submitted for approval to the Bank's Loan Committee. The Bank's loan portfolio is continually reviewed by loan officers, the Chief Credit Officer, and the Board of Directors' Audit and Loan Committees. The performance of loans is evaluated on the basis of a thorough review of each borrower's overall creditworthiness, collateral, and other elements which in the judgment of officers and senior management demonstrate the ability of the borrower to continue in business and to meet the repayment terms of the loan(s). If subsequent events lead to a reasonable doubt as to the repayment of a loan in accordance with the agreed upon repayment terms, even though the financial condition of the borrower or the collateral may ultimately be sufficient to reduce or satisfy the obligation, the loan may be placed on a non-accrual basis pending sale of any collateral or the determination that other sources of repayment exist. When a loan is placed on a non-accrual basis, income recognition is discontinued. No further interest income is recognized on such loans until a subsequent determination removes doubt as to collectibility.

               It is the current policy of the Bank and Business Credit to place loans which are unpaid 90 days past their maturity date, or loans which have principal or interest payments 90 days past due, on a non-accrual status unless a determination is made upon evaluation of the collateral or other circumstances indicate that the Bank or Business Credit, as the case may be, will be able to recover all principal and accrued interest.

               The following table summarizes nonperforming loans by (1) loan past due 90 days or more and not on non-accrual, (2) loans accounted for on a non-accrual basis and (3) troubled debt restructured loans on which terms have been renegotiated and below market concessions granted to debtors for reasons related to the debtor's financial difficulty at the dates indicated (dollars in thousands):

                                                                   December 31,
                                                             -----------------------
                                                              1995             1994
                                                             ------           ------
        Accruing loans past due 90 days
           or more                                           $   25           $   --
        Non-accrual loans                                     2,539            1,730
                                                             ------           ------
                                                             $2,564           $1,730
                                                             ======           ======

               Non-performing loans, comprised of non-accrual loans and accruing loans past due 90 days or more, consisted of six non-accrual loans and one accruing loan which was past due 90 days or more. One loan for $1.1 million is secured by junior liens on an office building in Long Beach. During the first quarter of 1996 this loan was paid down by approximately $0.8 million. Three loans totaling $0.5 million are secured by single family residences. One loan for $0.2 million is secured by a second trust deed on a commercial building and one loan for $0.8 million is secured by a first trust deed on land in Palmdale. The risk inherent in these loans, the strength of the collateral and guarantees securing them as well as the stablizing real estate values in Southern California has been taken into consideration in determining the adequacy of the allowance for loan losses. A substantial portion of the chargeoffs recorded in past years has been related to large loans on high-value single family residences which have decreased substantially in value in Southern California. The current loan portfolio has a reduced exposure to such losses.

               In addition to the loans shown in the above table there were eleven loans for a total of $2.1 million for which the Bank is concerned about the ability of the borrower to continue to meet their obligations under the loan agreement. Two of these loans for a total of $1.3 million are secured by first trust deeds on apartment buildings, five loans, for a total of $0.5 million, are unsecured, one loan, for $0.1 million is secured by a junior lien on a single family residence, one loan, for $0.1 million is secured by a first trust deed on a commercial property and the remaining two loans for a total of $0.1 million are secured by liens on other property. There were no other loans at December 31, 1995 where the known credit problems of a borrower caused the Bank, BSC or Business Credit to have serious doubts as to the borrower's ability to comply with the present loan repayment terms and which would result in such loan being included as a non-accrual, past due or restructured loan at some future date. Neither the Bank, BSC nor Business Credit has made loans to borrowers outside the United States.

               The amount of interest income foregone in 1995 and 1994 on non-accrual loans was $108,000 and $232,000, respectively. The amount of interest actually included in income in 1995 and 1994 on non-accrual loans was $114,000 and $10,000, respectively.

               In addition to the loans shown above the Company had real estate held for sale of $4.4 million at December 31, 1995 as compared to $7.8 million at December 31, 1994. The Company is carrying these properties at fair value, less estimated selling costs and less a valuation allowance which amounted to $1,100,000 and $218,000 at December 31, 1995 and 1994, respectively. Most of these properties were acquired as a result of foreclosures on defaulted loans. These foreclosures generally occurred as a result of the recessionary environment in Southern California. Properties held at December 31, 1995 include three apartment buildings, twelve single family residences, two condominium apartments, three residential lots, one commercial building, one duplex and one residential lot development. Subsequent to December 31, 1995 two of the condominium apartments and four of the single family residences with a total book value of $0.6 million were sold at amounts approximating book value. While management does not expect any substantial additional losses on the sale of the remaining properties in excess of the allowances already provided in the consolidated financial statements, because of the fact that 73% of the Bank's loan portfolio is real estate secured, management expects that further foreclosures will occur and no assurance can be given that additional losses will not occur.

        Summary of Loan Loss Experience

               The Bank and Business Credit each maintain an allowance for loan losses, which is reduced by net loan charge-offs and increased by the provision for loan losses charged to operating expense. The amount of additions to the provision for loan losses and the level of the allowance for loan losses are based upon the Bank's and Business Credit's loan loss experience, the performance of loans in the Bank's and Business Credit's respective portfolios, evaluations of collateral for such loans, the prospects and financial condition of the respective borrowers or guarantors, general economic conditions, and such other factors as, in management's judgment, deserve current recognition in the estimation of probable loan losses.

               While management believes it has adequately provided for losses and does not expect any material loss on the above loans in excess of allowances already recorded in the consolidated financial statements, no assurance can be given that additional loans will not become delinquent or that the collateral for such loans will be sufficient to prevent losses in the event of foreclosure.

               Management believes that the allowance for loan losses of $1.5 million or approximately 2.09% of total loans at December 31, 1995 was adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Bank's or Business Credit's service areas or other circumstances will not be reflected in increased losses in the Bank's or Business Credit's loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources."

               The following tables show the allowance for loan losses, loans charged off, recoveries on loans previously charged off, the amount of the provision for loan losses charged to operating expense, the loans outstanding, and certain pertinent ratios as of the dates indicated (dollars in thousands):

                                                     Year ended December 31,
                                                     -----------------------
                                                        1995         1994
                                                     --------     --------
Balance at beginning of period ......                $  1,613     $  1,899
Less: allowance related to sold
         Business Credit loans ......                    (550)        --
Loans charged-off:
   Real estate - mortgage ...........                    (689)        (557)
   Loans to individuals for
      personal expenditures .........                     (26)         (10)
                                                     --------     --------
            Total loans charged-off .                    (715)        (567)

Recoveries on loans charged-off:
   Commercial, industrial and
      agricultural loans ............                    --             15
   Loans to individuals for
      personal expenditures .........                      58         --
                                                     --------     --------
            Total recoveries ........                      58           15
                                                     --------     --------
Net charge-offs .....................                    (657)        (552)
Provision for loan losses ...........                   1,104          266
                                                     --------     --------
Balance at end of period ............                $  1,510     $  1,613
                                                     ========     ========
Total loans
   Average ..........................                $ 72,503     $ 90,078
   At end of period (1) .............                $ 72,406     $ 91,075

Ratios:
   Net charge-offs
      to average total loans ........                    0.80%        0.61%
   Allowance for loan losses
      to total loans at end of period                    2.09%        1.77%
   Allowance for loan losses
     as a % of nonperforming loans ..                   59.47%       93.24%

- ------------------
(1)     Net of undisbursed loan funds and deferred fees and costs.

               The allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since, as previously stated, the total allocation and provision is a general allocation and provision applicable to the entire portfolio. The Company has established a separate general valuation allowance for real estate held for sale which amounted to $1.1 million at December 31, 1995 and which is not included in the allowance for loan losses.

               An allocation of the allowance for loan losses to the major loan categories has been made for the purposes of this report as set forth in the following table (dollars in thousands). The allocations are estimates based upon the same factors as considered by management in determining the amount of additional provisions to the allowance for loan losses and the aggregate level of the allowance for loan losses.

                                                                         December 31,
                                           ----------------------------------------------------------------------
                                                        1995                                   1994
                                           -------------------------------      ---------------------------------
                                                                 Percent                                 Percent
                                                                 of Loans                                of Loans
                                           Allowance             in each        Allowance                in each
                                           for Loan            Category to       for Loan              Category to
                                            Losses             Total Loans        Losses               Total Loans
                                            ------             -----------        ------               -----------
Real estate -
   construction and
   development......................        $  178                10.9%           $  154                  6.0%
Real estate -
   mortgage . ......................           806                24.4               533                 24.7
Commercial, industrial
   and agricultural.................           468                58.8               869                 65.1
Loans to individuals
   for personal
  expenditures......................            55                 5.5                52                  3.7
All other loans.....................             3                 0.4                 5                  0.5
                                            ------              ------            ------               ------

        Total.......................        $1,510               100.0%           $1,613               100.00%
                                            ======              ======            ======               ======

        Deposits

               The average amounts of deposits, together with average rates paid thereon, are summarized below (dollars in thousands):

                                                                  Year ended December 31,
                                            ---------------------------------------------------------------------
                                                          1995                                  1994
                                            ------------------------------         ------------------------------
                                             Average              Average           Average              Average
                                             Balance             Rate Paid          Balance             Rate Paid
                                             -------             ---------          -------             ---------
Demand deposits...................          $ 30,360                -- %           $ 29,049                -- %
Savings deposits (1)..............            55,088               4.82              50,433               3.70
Money market accounts.............             7,823               1.78              12,521               1.84
Time deposits.....................             7,623               4.33              19,629               3.36
                                            --------                               --------

        Total.....................          $100,894               3.10%           $111,632               2.47%
                                            ========                               ========

- ------------------

(1)     Includes NOW Accounts.

               The remaining maturities of the certificates of deposit $100,000 or more at December 31, 1995 are as follows (dollars in thousands):

                              3 months or less . . . . . . .                    $ 2,150
                              Over 3 through 6 months. . . .                         --
                              Over 6 through 12 months . . .                      1,131
                              Over 12 months . . . . . . . .                         --
                                                                                -------
                              Total. . . . . . . . . . . . .                    $ 3,281
                                                                                =======

        Return on Equity and Assets

               The following table sets forth certain information with respect to the Company's operations.

                                                                   1995               1994
                                                                  ------             -----
Ratio of net loss to:
        Average stockholders' equity....................          (34.40)%          (23.81)%
        Average assets..................................           (2.75)%           (2.00)%

Ratio of average stockholders'
  equity to average total assets .......................            8.00 %            8.41 %

Ratio of average total assets to
  average stockholders' equity..........................           12.44 X           11.89 X

Ratio of cash dividends declared
  per share to net income per share ....................              N/A               N/A

        Short-Term Borrowings

               At December 31, 1995, the Company had short-term borrowings in the form of secured borrowings from financial institutions of $1.4 million. The weighted average interest rate of such borrowings was approximately 10.54%. At December 31, 1994, the Company had short-term borrowings in the form of secured borrowings from financial institutions of $10.1 million and unsecured borrowings from individuals and non-financial institutions of $0.3 million. The weighted average interest rate of such borrowings was 10.23% for the year ended December 31, 1994. The short-term borrowings from financial institutions were outstanding at December 31, 1995 under a $1.5 million line of credit from First Capital Corporation ("FCC") and at December 31, 1994 under a $15 million line of credit from SPBC, in both cases collateralized by the loan portfolio of Business Credit. The loan agreement with FCC provides for interest to be charged at the rate of 1-3/4% over the prime rate charged, from time to time, by NatWest Bank N.A. ("NatWest") based on the daily outstanding loan balance of Business Credit. NatWest's prime rate was 8.50% at December 31, 1995. The line of credit matures September 7, 1996.

               Business Credit is in the process of liquidating its assets and expects to either not have need of a line of credit after September 7, 1996 or to be able to renew its line of credit from FCC in September of 1996. Business Credit believes that other sources of credit are available, but it is not known whether the terms and conditions that such lenders might require would be more unfavorable to Business Credit than those existing under the FCC line of credit. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sources of Funds -- and -- Sale of Business Credit Assets."

               The short-term borrowings from individuals and non-financial institutions of $0.3 million at December 31, 1994 represent commercial paper notes. In the ordinary course of business, the Company from time to time issued individual commercial paper notes of $25,000 or larger with maturities of 30 to 270 days. Commercial paper notes outstanding at December 31, 1994 paid interest at variable interest rates of 1% over Bank of America's prime rate and had a maturity date of January 31, 1995. The Company no longer issues commercial paper notes and does not expect to resume issuing such notes in the near future.

               During 1986 and 1992, the Company privately placed variable rate notes with three year and seven year maturities. At December 31, 1994, the Company had outstanding $982,000 of three year notes maturing June 1, 1995, $184,000 of seven year notes originally maturing September 30, 1993 and extended to September 30, 1996, $164,000 of seven year notes maturing June 1, 1999 and $163,000 of seven year convertible notes maturing June 1, 1999. All of these notes were paid off in June or September of 1995.

               The maximum amounts of short-term borrowings at any month end during 1995 and 1994 were $11.4 million and $11.6 million, respectively. The approximate average amounts outstanding during 1995 and 1994 were $7.7 million and $10.7 million, respectively, and the approximate weighted average interest rates thereon during 1995 and 1994 were 10.54% and 10.33%, respectively.

        Asset/Liability Management

               The Company's policy is to closely match its level of rate sensitive assets and rate sensitive liabilities within a limited range thereby reducing its exposure to interest rate fluctuations. In connection with the asset and liability management objectives, various plans have been put into effect including changes in the composition of assets and liabilities and the initiation and emphasis on adjustable and floating rate loan programs to achieve a closer match between assets and liabilities with various maturities or repricing characteristics as considered desirable. Generally, when rate sensitive assets exceed rate sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates, and conversely when rate sensitive liabilities exceed rate sensitive assets, net interest margin is expected to be negatively impacted during periods of increasing interest rates and positively impacted during periods of decreasing interest rates.

               The year 1995 was a period of generally higher interest rates than 1994 and the Company's rate sensitive assets exceeded its rate sensitive liabilities at December 31, 1995, and generally throughout 1995. However, the lower volume of loans, primarily as a result of the sale of substantially all the loans of Sterling Business Credit, Inc., resulted in a lower net interest income in 1995 than in 1994. The net interest income was also impacted by the fact that the Company obtained a larger portion of its funding from higher cost savings deposits which were tied to the prime rate.

               The following table sets forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1995 (dollars in thousands). Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.


                                                                                                       Non-rate
                                             Immediate            Three                                Sensitive
                                             Through Three        Through          Six Through          & Over
                                             Months               Six Months      Twelve Months      Twelve Months       Total
                                             ------               ----------      -------------      -------------       -----
ASSETS

Investment securities ...........           $  --                 $  250             $ 2,711           $  4,653       $   7,614
Federal funds sold ..............            24,000                 --                  --                 --            24,000
Loan receivable .................            51,477                4,323               6,363             10,243          72,406
Allowance for loan losses .......              --                   --                  --               (1,510)         (1,510)
Noninterest-earning assets ......              --                   --                  --               19,042          19,042
Assets of discontinued operations              --                   --                  --                  867             867
                                                                  ------             -------           --------       ---------
  Total Assets ..................           $75,477               $4,573             $ 9,074           $ 33,295       $ 122,419
                                                                                                                      =========


LIABILITIES AND STOCKHOLDERS'
EQUITY

Noninterest-bearing deposits ....           $  --                   --                  --               37,598          37,598(1)
Interest-bearing deposits .......            71,293                  204               1,632              1,650          74,779
Short-term borrowings ...........             1,372                 --                  --                 --             1,372
Other liabilities ...............              --                   --                  --                1,752           1,752
Stockholders' equity ............              --                   --                  --                6,918           6,918
                                            -------               ------             -------           --------       ---------
  Total liabilities and
     stockholders' equity .......           $72,665               $  204             $ 1,632           $ 47,918       $ 122,419
                                                                                                                      =========
Interest rate sensitivity
  gap ...........................           $ 2,812               $4,369             $ 7,442           $(14,623)
                                            =======               ======             =======           ========
Cumulative interest rate
  sensitivity gap ...............           $ 2,812               $7,181             $14,623               --
                                            =======               ======             =======           ========

- -----------------------------

(1) Non-interest earning deposits are categorized as non-rate sensitive & over twelve months due to the Company's experience with these deposits as long-term depository relationships and their non-rate sensitive nature.

ITEM 2.  PROPERTIES.

             The Company's, Business Credit's and the Bank's head offices are located at the Wilshire Center Office at 3287 Wilshire Boulevard, Los Angeles, California. The Bank leases 16,500 square feet of a three-story building under a twenty-five year lease which expires June 2, 2005. The Company and Business Credit occupy office space within the premises leased by the Bank. The total lease payment is currently $36,663 per month and the total lease expense was $434,820 and $434,820 for the years 1995 and 1994, respectively.

             Except for the Mid-Valley Branch Office, which is owned by the Bank, all regional branch properties in most instances include options to renew. For the year ended December 31, 1995, annual rental payments under these leases aggregated $155,330. The Mid-Valley Branch Office is not subject to any encumbrances.

             The Company's total rental expense for the year ended December 31, 1995, exclusive of furniture and equipment expense, was approximately $0.6 million. Management believes that its existing facilities are adequate for its present purposes.

ITEM 3.   LEGAL PROCEEDINGS.

             The Company, BSC, Bank and Business Credit are involved in various legal proceedings and litigation in the normal course of their business. See "ITEM 1. BUSINESS Supervision and Regulation -- The Bank" and "-- The Company," for a discussion of the FDIC Memorandum between the Board of Directors of the Bank and the FDIC; and the FRB Memorandum between the Board of Directors of the Company and the Federal Reserve Bank. While no assurance can be given as to the likelihood of an unfavorable outcome of any such litigation or the estimated amount of potential loss, if any, based upon currently available information the Company does not believe that the outcome of such litigation will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 4(A).  EXECUTIVE OFFICERS OF REGISTRANT.

             As of March 15, 1996, the executive officers of the Company were:

                                             Current Position with
           Name             Age           Company and its Subsidiaries
           ----             ---           ----------------------------
Robert A. Brito             44            Executive Vice President-Chief Credit Officer,
                                          Sterling Bank; President, Sterling Business Credit,
                                          Inc.

Joseph C. Carona            54            Executive Vice President, Company; President,
                                          Sterling Bank

James R. Chappell           54            Chief Financial Officer and Cashier, Sterling Bank

Allan E. Dalshaug           63            Chairman of the Board, Chief Executive Officer and
                                          President, Company; Chairman of the Board and
                                          Chief Executive Officer, Sterling Bank; Chairman of
                                          the Board, Chief Executive Officer, Sterling
                                          Business Credit, Inc.

Paul Leichenger             68            Chief Financial Officer, Sterling Business Credit, Inc.
                                          Senior Vice-President, Sterling Bank

           Mr. Brito was Executive Vice President and Chief Credit Officer of Columbia National Bank, a national banking association located in Santa Monica, California, from October 1982 until joining Sterling Bank as Executive Vice President and Chief Credit Officer in August 1989.

           Mr. Carona was President of Columbia National Bank, a national banking association located in Santa Monica, California, from May 1982 until joining Sterling Bank as President in August 1989. Mr. Carona became an Executive Vice President of the Company in January 1991.

           Mr. Chappell joined Sterling Bank in June of 1988 as
Vice-president-Cashier until March of 1996 at which time he assumed his current position.

           Mr. Dalshaug has served as Chairman of the Board, Chief Executive Officer and President of the Company since 1982. Mr. Dalshaug also serves as Chief Executive Officer of the Bank and Business Credit, and, prior to 1989, served in the additional capacity of President of Sterling Bank.

           Mr. Leichenger was retired from Standard Capital Corporation, until joining Sterling Bank as Senior Vice-President of Asset Based Lending in November 1989, and has served in that capacity until March 1996 at which time he assumed his current position with Sterling Business Credit, Inc.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

           Since July 1992 the common stock of the Company has traded on The Nasdaq Stock Market as a National Market Issue under the symbol SWBC. From October 1989 to July 1992 Sutro & Co. Incorporated and Wedbush Morgan Securities, Inc. made a market in the Company's stock. The number of shareholders of record at March 15, 1996 was approximately 418.

           The following table sets forth high and low sales prices for the Company's common stock for the period from January 1, 1994 to December 31, 1995 as reported by The Nasdaq Stock Market:


                  Quarter Ended                             High             Low
                  -------------                             ----             ---
                  March 31, 1994                            $4.13           $2.00
                  June 30, 1994                             $3.75           $2.00
                  September 30, 1994                        $3.00           $1.75
                  December 31, 1994                         $3.00           $1.25

                  March 31, 1995                            $2.00           $1.25
                  June 30, 1995                             $3.00           $1.25
                  September 30, 1995                        $3.00           $1.75
                  December 31, 1995                         $3.25           $2.25

                  The Company declared no cash dividends in 1994 or 1995. The Board of Directors suspended the quarterly cash dividends of $0.05 per common share in the third quarter of 1993 in order to conserve capital. The Company expects that future dividends will depend on a return to profitability and the maintenance of acceptable financial results in the future. There are restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank and Business Credit" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Note 15 to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                            Year ended December 31
                                               --------------------------------------------------------------------------------
                                                     1995            1994             1993             1992            1991
                                               --------------    ------------     ------------     ------------    ------------
Consolidated Statements
of Operations

  Interest income ..........................   $  12,380,000    $  12,436,000    $  13,396,000    $  14,676,000    $ 17,179,000

  Interest expense .........................       4,208,000        3,986,000        4,045,000        4,786,000       7,038,000

   Net interest income .....................       8,172,000        8,450,000        9,351,000        9,890,000      10,141,000

     Provision for loan

     losses ................................       1,104,000          266,000        1,025,000          815,000         455,000

  Income (loss) from continuing operations .      (1,515,000)          29,000          (99,000)        (507,000)        567,000

  Income (loss) from discontinued operations      (1,924,000)      (2,904,000)        (667,000)         374,000       1,415,000

  Net income (loss) (1) ....................      (3,439,000)      (2,875,000)        (366,000)        (133,000)      1,982,000

  Per share (2)(3):

     Net income (loss) (1) .................           (2.01)           (1.68)           (0.22)           (0.08)           1.16

     Cash dividends ........................            --               --               0.10             0.19            0.14

Consolidated Balance Sheets

  Total assets .............................   $ 122,419,000    $ 132,491,000    $ 153,018,000    $ 174,752,000    $177,754,000

  Total loans (4) ..........................      72,406,000       91,075,000       91,061,000      120,268,000     118,782,000

  Allowance for loan losses ................       1,510,000        1,613,000        1,899,000        1,980,000       1,792,000

  Investment securities ....................       7,614,000        6,974,000        7,587,000        7,807,000       8,733,000

  Total deposits ...........................     112,377,000      107,098,000      122,511,000      133,238,000     130,946,000

  Stockholders' equity .....................       6,918,000       10,357,000       13,232,000       13,589,000      14,020,000

- ------------

(1) Net loss for 1993 includes income of $400,000 or $0.23 per share related to the cumulative effect of a change in accounting for income taxes.

(2) Where appropriate, per share data have been retroactively adjusted to reflect a 5% stock dividend paid in October 1993, a 5% stock dividend paid in November 1990.

(3) Income (loss) per share from discontinued operations was $(1.13), $(1.70), $(0.39) and $0.41 for 1995, 1994, 1993 and 1992, respectively.

(4)  Gross loans net of undisbursed loan funds and deferred fees and costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and related notes.

             The discussion and analysis for the three years ended December 31, 1995 reflect the operations of the Company's subsidiary companies. See "ITEM 1. BUSINESS." During the third quarter of 1995, the Company sold substantially all of the assets of Sterling Business Credit, Inc. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sale of Business Credit Assets." This sale of Business Credit assets was instituted in order to raise capital to meet capital requirements previously imposed by regulators on the Bank due to losses in the mortgage banking subsidiary, and to take advantage of an opportunity to make a substantial premium on the sale. The Company made the decision to discontinue the mortgage banking operations and sell the Business Credit assets in order to allow the Company to concentrate on the core business of banking. In addition, the Company believes that those actions will provide the basis for improved operating performance in 1996. During the fourth quarter of 1994 the Company discontinued its mortgage banking operations, substantially all of which were performed by BSC. "See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Discontinued Operations". Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

Results of Operations

      Net Loss

             The Company posted a net loss of $3.4 million in 1995 compared with net losses of $2.9 million in 1994 and $0.4 million in 1993. The primary reasons for the net loss in 1995 were the $2.1 million charge, excluding income tax benefit, representing a settlement during 1995 of a dispute over repurchase liability relating to mortgage loans originated by BSC, whose operations were discontinued during the fourth quarter of 1994 (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Discontinued Operations"), losses of $2.7 million on the sale or writedown of real estate held for sale, and loan loss provisions of $1.1 million at the Bank. These losses more than offset the $1.5 million gain on the sale of assets by Business Credit during 1995. Additionally, the Company chose not to take full financial statement benefit for operating losses at the Bank because of uncertainty as to whether such benefit would be realized in the future. The Company had a loss from continuing operations of $1,515,000 compared with income from continuing operations of $29,000 in 1994, and a loss from continuing operations of $99,000 in 1993. The Company's 1993 results also include a $0.4 million income tax benefit recorded upon implementation of SFAS No. 109 in the first quarter of 1993.

      Net Interest Income

             A significant component of the Company's operations is net interest income, which is the difference between interest and fees received on earning assets and interest paid on deposits and other sources of funds. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. Approximately 73% of the Bank's loan portfolio adjusts with the prime rate. See "ITEM 1. BUSINESS -- Statistical Disclosure -- Analysis of Changes in Net Interest Income and Expense." A comparison of net interest income and net interest margin for the past three years is shown in the table below (dollars in thousands).

                                       Incr                 Incr
                              1995    (Decr)      1994     (Decr)        1993
                            -------   ------     -------   -------     ------
Interest income             $12,380   (0.5)%     $12,436    (7.2)%     $13,396
Interest expense            $ 4,208    5.6         3,986    (1.5)        4,045
                            -------              -------               -------
Net interest income         $ 8,172   (3.3)      $ 8,450    (9.6)      $ 9,351
                            =======              =======               =======
Net interest margin           7.80%                7.71%                 7.39%

        The year 1995 was a period of generally higher interest rates than 1994 and the Company's rate sensitive assets exceeded its rate sensitive liabilities at December 31, 1995, and generally throughout 1995. The 3.9% decrease in net interest income for the year ended December 31, 1995 from the year ended December 31, 1994 was due primarily to an increase in the average rate paid on interest bearing liabilities of 1.1%, and a decrease in the average volume of interest earning assets of $10.7 million. Loans outstanding decreased primarily as a result of the sale of most of the loans of Business Credit. The Company obtained a larger portion of its funding from higher cost savings deposits tied to the prime rate, which was higher in 1995 (4.82%) than 1994 (3.70%). In the fourth quarter of 1995, the Bank changed the rate it pays on "prime savings accounts" to the prime rate posted in the Wall Street Journal less 4%; however, during most of 1995 it paid the prime rate less 3.5% on such deposits.

        The 9.6% decrease in net interest income for the year ended December 31, 1994 from the year ended December 31, 1993 was due primarily to the lower volume of loans outstanding during the year which was only partially offset by a higher yield on those loans. Average net loans decreased to $88.6 million in 1994 compared to $109.2 million in 1993, a decrease of 19.0%. Loan yield was increased from 11.53% in 1993 to 12.85% in 1994. The increased yield was attributable to a lower level of nonaccrual loans and to a rising prime rate during 1994. A decrease in deposit volume that more than offset an increase in rates paid contributed to the 1.5% decrease in interest expense.

   Provision for Loan Losses

             The provision for loan losses is determined by management based upon the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of loans in the Company's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and such other factors which in management's judgment deserve recognition in the estimation of probable loan losses. See "ITEM 1. BUSINESS -- Statistical Disclosure -- Summary of Loan Loss Experience." In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses.

             A substantial portion of the Company's loan portfolio, including a substantial portion of its commercial, industrial and agricultural loans, is secured by real estate collateral, substantially all of which is located in Southern California. While in most cases the amount of the loan is less than 75% of the appraised value of the property or the cost of the project, the Company has suffered from the effects of the downturn in the real estate market and continues to be vulnerable to further such downturns. See "ITEM 1. BUSINESS. -- Economic Environment".

             The Company recorded a loan loss provision in 1995 of $1,104,000 compared to $266,000 in 1994 and $1,025,000 in 1993. The 1995 provision was higher than 1994 because of higher levels of non-performing loans, foreclosures on defaulted loans and charge-offs. The 1994 provision was lower than 1993 because of an improvement in the Company's loan portfolio during 1994, as demonstrated by a lower level of foreclosures on defaulted loans at the Bank and at Business Credit and a decrease in non-accrual loans. Net charge-offs for 1995, 1994 and 1993 were approximately $657,000, $552,000 and $1,106,000, respectively. The allowance for loan losses at December 31, 1995 was $1.5 million compared with $1.6 million and $1.9 million at December 31, 1994 and 1993, respectively. The ratio of the allowance for loan losses to total loans was 2.09%, 1.77% and 2.09% at December 31, 1995, 1994 and 1993, respectively.

             Non-performing loans, comprised of six non-accrual loans and one accruing loan past due 90 days or more, increased to $2.6 million at December 31, 1995 from $1.7 million at December 31, 1994. One loan for $1.1 million is secured by junior liens on an office building in Long Beach. During the first quarter of 1996 this loan was paid down by approximately $0.8 million. Three loans totaling $0.5 million are secured by single family residences. One loan for $0.8 million is secured by a first trust deed on land in Palmdale and one loan for $0.2 million is secured by a second trust deed on a commercial building. The risk inherent in these loans, the strength of the collateral and guarantees securing them as well as changes in real estate values in Southern California have been taken into consideration in determining the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of nonperforming loans was 59% and 93% on December 31, 1995 and 1994, respectively. The Company has established a separate allowance for losses on real estate held for sale which amounted to $1,100,000 and $218,000 at December 31, 1995 and 1994 respectively, which amounts were not included in the allowance for loan losses but is carried as a reduction of real estate held for sale.

             Taking into account economic trends in Southern California and the condition of the loan portfolio management believes that the allowance for loan losses at December 31, 1995 was adequate to absorb known and inherent risks in the loan portfolio. However, given the uncertainties in the market for real estate in the Southern California area, no assurance can be given that the Company will not incur additional losses on these loans.

   Non-Interest Income

             The following table sets forth information by category of non-interest income for the Company for the past three years (dollars in thousands):

                                            Year ended December 31,
                                       --------------------------------
                                        1995         1994         1993
                                        ----         ----         ----
Service charges on deposit
  accounts ...............             $  319        $278        $  456
Gain on sale of SBA loans                 133          69           420
Gain on sale of
   Business Credit Assets               1,504         --           --
Other ....................                518         578           562
                                       ------        ----        ------
      Total ..............             $2,474        $925        $1,438
                                       ======        ====        ======


             Non-interest income increased by $1.5 million to 2.5 million in 1995 from $0.9 million in 1994 primarily as a result of the gain on sale of Business Credit assets. The Company recorded a net gain of $1.5 million on the sale. See "RESULTS OF OPERATIONS - Sale of Business Credit Assets". In addition, the Bank recorded an increase in the origination of loans guaranteed by the SBA and an increase in the gain on sale of such loans to $133,000 in 1995 from $69,000 in 1994.

             Non-interest income decreased by 35.7% in 1994 from 1993 primarily as a result of a decrease in the origination of loans guaranteed by the SBA and in the gain on sale of such loans from $420,000 in 1993 to $69,000 in 1994. In addition service charges from deposit accounts decreased as a result of entering into balance agreements with clients with abnormally high service charges.

   Sale of Business Credit Assets

             During the third quarter of 1995, the Company sold substantially all the assets of Business Credit. The sale of Business Credit assets was instituted, in order to raise capital to meet capital requirements previously imposed by regulators on the Bank, due to losses in the mortgage banking subsidiary, and to take advantage of an opportunity to make a substantial premium on the sale at this time in the market. Approximately $15.2 million of Business Credit loans were sold to First Capital Corporation in a transaction which resulted in a $1.5 million gain, after deducting expenses relating to the transaction. Business Credit retained approximately $3.4 million of loans and other assets which it is in the process of liquidating. At December 31, 1995 most of these assets were still retained by Business Credit. However, in the first quarter of 1996, loan payoffs amounting to approximately $1.7 million were received. The Company is continuing to pursue liquidation of the remaining assets and expects to do so at the book value of those assets. During

1995 Business Credit was responsible for $0.8 million of the total net revenues of the Company and 10.19% of the total average assets. See "Financial Condition
- -- Sources of Funds."

   Non-Interest Expense

             Non-interest expense as a percentage of average total assets was 8.1% in 1995, compared with 6.31% in 1994 and 5.94% in 1993. Excluding real estate operations, net, non-interest expense as a percentage of average total assets was 5.92% in 1995, compared with 5.40% in 1994 and 5.28% in 1993.

             Non-interest expense increased to $10.1 million in 1995 from 9.1 million in 1994. The Company reduced assets through the sale of most of the assets of Business Credit, and the Bank reduced assets by $10.1 million, which was accompanied by reductions in employees, salaries, wages and employee benefits. Occupancy costs were also reduced as the Bank experienced a full year of the benefit of branch closures and relocations effected in 1994. However, the $1.1 million increase in non-interest expense in 1995 was primarily due to $2.7 million of expenses for real estate operations, net, a $1.4 million increase over 1994. In addition, during 1995 the Company incurred writedowns and losses of $2.6 million on other real estate owned and expended $75,000 for the maintenance and operation of such properties. During 1995 the Company sold 10 foreclosed properties and held a valuation allowance on real estate held for sale at December 31, 1995 of $1.1 million. The increase in furniture and equipment costs resulted from the Bank's implementation of a remote area network utilizing personal computers. The increase in other non-interest expense was due to increases in professional, consulting and legal expenses.

             Non-interest expense decreased $0.9 million in 1994 from 1993 as the Bank reduced assets in order to maintain satisfactory capital ratios. The asset reduction was accompanied by reductions in employees and in salaries, wages and employee benefits. Occupancy costs were reduced as the Bank closed its Santa Monica branch and relocated branches in Encino and Glendale at reduced rentals. The continued high level of non-interest expense in 1994 was primarily due to the $1.3 million of expenses for real estate operations, net, a $0.2 million increase over 1993.

   Income Taxes

             Income tax expense from continuing operations for 1995 amounted to $929,000 compared to benefits of $17,000 in 1994 and $0.1 million in 1993. The large income tax provision in 1995 was related to the substantial income from the sale of assets of Business Credit, which was not offset by income tax benefits at the Bank because of uncertainty as to the Bank's ability to realize such benefits in the future.

             In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Statement requires a change to the liability method of accounting for temporary differences in the financial and tax bases of assets and liabilities. The effective date of Statement No. 109 is for fiscal years beginning after 1992. The Company recorded an income statement benefit of approximately $0.4 million upon implementation of SFAS No. 109 in the first quarter of 1993. See "ITEM 1. BUSINESS -- Effect of Governmental Policies and Recent Legislation -- Recent Accounting Pronouncements."

   Discontinued Operations

             As a result of continued losses from operations, higher interest rates and the generally poor market for residential mortgage loans, the Company, in the fourth quarter of 1994, discontinued its mortgage banking operations. The Company recorded an after tax loss in 1994 from discontinued operations of $2.9 million, which was comprised of a $0.6 million loss from discontinuing the mortgage banking operation, and $2.3 million in after tax losses incurred by the mortgage banking operation prior to its closing. Included in the closure charge and the loss in 1994 was an estimate for future repurchase liability.

             During 1995, the Company significantly reduced its exposure to future repurchase liability, by settling a dispute over repurchase liability relating to mortgage loans originated by BSC. As a result of the settlement, an additional $2.1 million charge, excluding income tax benefit, was incurred representing substantially all of the loss from discontinued operations for 1995.

             The Company has reclassified the prior years mortgage banking operations and presented them as "Loss from discontinued operations" on the Consolidated Statements of Operations. Assets of the mortgage banking operations are presented as "Assets of discontinued operations" in the consolidated financial statements.

             The Company will continue to be responsible for representations and warranties made by the Bank and BSC in the sale of mortgage loans originated by BSC. At December 31, 1995 the Company had outstanding repurchase requests relating to loans with a principal balance of $380,000 and requests from investors to make them whole ("make wholes") for losses on loan foreclosures and sale of the related real estate which are alleged to be $43,000. At December 31, 1994 the Company had outstanding repurchase requests relating to loans with a principal balance of $4.7 million and make whole requests for losses on loan foreclosures and sale of the related real estate which were alleged to be $0.8 million. During 1995 the Company received 5 repurchase requests compared to 45 repurchase requests during 1994. The loans for which repurchases and make wholes have been requested were generally originated in 1989, 1990 and the first half of 1991, a period of high real estate prices in Southern California and a period during which most of BSC's originations were sold to FHLMC. The Company does not expect to have a significant amount of repurchase requests in the future. The Company maintained an allowance for losses on loan repurchases which amounted to $0.8 million at December 31, 1995 as compared to $1.2 million at December 31, 1994. This allowance is carried in other liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the

Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and the losses thereon.

FINANCIAL CONDITION

      Assets

      Total assets decreased to $122.4 million at December 31, 1995, compared with $132.5 million at December 31, 1994, a decrease of 7.6%. The decreasing asset levels in 1995 reflects the effect of the sale of substantially all of Business Credit's assets, and the continued downsizing of the balance sheet in order to satisfy regulatory capital ratio requirements applicable to the Company and the Bank. The Company's ratio of total earning assets to total assets was 83.6% at December 31, 1995 compared to 88.4% at December 31, 1994.

      Net loans decreased to $70.9 million at December 31, 1995, compared with $89.5 million at December 31, 1994. The decrease is primarily due to the sale of most of the assets of Business Credit. The ratio of average net loans to average total assets was 66.0% in 1995 compared with 61.7% in 1994. The primary components of the Company's loan portfolio net of undisbursed loan funds at December 31, 1995 were commercial and industrial (the majority of which is real estate secured), which accounted for 58.7% of total loans, real estate - mortgage loans, which accounted for approximately 24.4% of total loans and real estate-construction and development loans, which accounted for 10.8% of total loans. See "ITEM 1. BUSINESS. -- Statistical Disclosure -- Loan Portfolio." The Company intends to continue to emphasize secured commercial loans and real estate loans. Management believes that collateral is necessary in most lending relationships and the most commonly provided collateral is real estate.

      The mix of the Company's liquidity portfolio, which is maintained in investment securities held to maturity, trading securities and federal funds sold, shifts as management seeks to maximize yield while maintaining its liquidity position. The Company established a securities trading account in 1992 to facilitate the use of securities for liquidity and earnings purposes. While the Company held as much as $6.1 million in this account during 1994, no securities were held in this account during 1995. The closure of BSC has reduced the Company's liquidity needs and has allowed the Company to deemphasize the securities trading account. Investment securities held to maturity were $7.6 million at December 31, 1995 and $7.0 million at December 31, 1994. Federal funds sold increased to $24.0 million at year end 1995 from $15.7 million at year end 1994.

      Real estate held for sale decreased to $4.4 million at December 31, 1995 from $7.8 million at the end of 1994 as a result of the continued sale of existing real estate properties, as well as a $0.9 million increase in the valuation allowance for real estate held for sale. Properties held at December 31, 1995 include three apartment buildings, twelve single family residences, one duplex, two condominium apartments, three residential lots, two commercial buildings and one residential lot development. Subsequent to December 31, 1995, two of the condominium apartments and four of the single family residences with a total book value of $0.6 million have been sold at amounts approximating book value. While management does not expect any substantial additional material losses on the sale of these properties in excess of the allowances already provided in the consolidated financial statements, because of the fact that 71% of the Bank's loan portfolio is real estate secured, management expects that further foreclosures will occur and no assurance can be given that losses exceeding current allowances will not occur.

      As a result of the California Northridge earthquake experienced in January, 1994 the Company sustained damage to two real estate properties held for sale. The cost of repairs approximated $220,000 which was charged to operations in 1994.

   Sources of Funds

             The reduction in assets and the sale of most of the assets of Business Credit in 1995 reduced the need for additional sources of funds, however the mix of the Company's funds changed significantly. The principal changes in the Company's sources of funds for 1995 were a decrease of $12.0 million in average time deposits, from $19.6 million to $7.6 million, a $4.7 million increase in average savings deposits, from $50.4 million for 1994 to $55.1 million for 1995 and a $4.7 million decrease in average money market deposits, from $12.5 million to $7.8 million. These deposit changes reflect normal fluctuations in these accounts and the asset-liability management process at the Bank, which considered reduced funding needs as a result of the drop in total assets. In addition, the Company reduced notes payable from $11.9 million at December 31, 1994 to $1.4 million at December 31, 1995 as a result of the sale of most of the assets of Business Credit and the related payoff of most of Business Credit's outstanding debt.

             The mix of the Company's funds also changed significantly in 1994 as a result of the reduction in assets. The principal changes in the Company's sources of funds for 1994 were a decrease of $15.8 million in average time deposits, from $35.4 million to $19.6 million, a $4.7 million increase in average savings deposits, from $45.7 million for 1993 to $50.4 million for 1994 and a $2.7 million decrease in average money market deposits, from $15.2 million to $12.5 million. These deposit changes reflected normal fluctuations in these accounts, the asset-liability management process at the Bank which considered reduced funding needs and the efforts of the Bank to reduce its highest cost deposits in the asset reduction process.

             Notes payable, which represent borrowings by the Company used to fund loans by Business Credit, decreased to $1.4 million at December 31, 1995 compared to $11.9 million at December 31, 1994. All of the notes payable at December 31, 1995 were due FCC by Business Credit under the terms of a $1.5 million short term revolving credit line collateralized by the loan portfolio of Business Credit. This credit line provides for interest to be charged based on the outstanding daily loan balance of Business Credit at the rate of 1-3/4% over the prime rate, from time to time, of NatWest Bank N.A. (prime was 8.5% at December 31, 1995). The line of credit matures on September 7, 1996. Business Credit is in the process of liquidating its assets and expects to either not require line of credit after September 7, 1996 or to be able to renew its line of credit from FCC in September 1996. Business Credit believes that other sources of credit are available, but it is not known whether the terms and conditions that such lenders might require would be more unfavorable to Business Credit than those existing under the FCC line of credit. See "Results of Operations - Sale of Business Credit Assets"

             The Company has in the past borrowed by issuing individual commercial paper notes in amounts of $25,000 or larger, with maturity dates of 30 to 270 days. Commercial paper notes outstanding at December 31, 1994 totaled $0.3 million compared to $1.0 million at December 31, 1993. These notes paid interest at a variable interest rate equivalent to the prime rate to 1 1/2% over the prime rate of Bank of America. The Company no longer issues commercial paper notes and does not expect to resume issuing such notes in the near future. At December 31, 1994, the Company had outstanding $1.5 million of variable interest rate notes. The notes were unsecured and generally paid interest at rates from 2% to 2 1/2% over Bank of America's prime rate. The Company had the option to redeem the notes prior to maturity. All of these notes were paid off in June or September of 1995.

Liquidity and Asset/Liability Management

             The Company relies on asset/liability management to accommodate changes in loan demand and core deposit levels. A key aspect of asset/liability management is liquidity, or the Company's ability to meet possible deposit withdrawals, to provide for the credit needs of its customers and to take advantage of investment opportunities as they arise.

             The Bank's Asset-Liability Management Committee manages a liquidity position, the parameters of which are approved by the Board of Directors. Liquidity is derived from both the asset and liability sides of the balance sheet. While the Bank relies primarily on deposits for its source of funds, it also had available $24.0 million in federal funds sold and a $7.6 million investment portfolio at December 31, 1995 which could be used as collateral for borrowings. In addition, the Bank has access to a $4.0 million federal funds purchase line of credit from Community Bank which the Bank can use to meet short term needs. This line is subject to cancellation on short notice. The Bank also has access to funds through the Federal Reserve Bank discount window. The Committee members are the Chairman of the Board, the President, the Chief Credit Officer, who monitors loan funding needs; the Cashier, who monitors sources of funds; the Chief Financial Officer, who carries out the instructions of the Committee for securities and large denomination time deposit transactions; and one outside member of the Board of Directors.

             The Company's liquidity position is monitored on a daily basis. Action may be taken by any two members of the Committee to satisfy daily liquidity requirements. Recognizing the cost of liquidity, the Bank maintains approximately 20% of total assets in liquid assets. The remaining assets are invested to yield higher rates of return with minimized market or credit risk.

             While the liquidity needs of the Bank are funded primarily by deposits, the liquidity needs of the Company and Business Credit are funded primarily by borrowings from outside sources. The Company obtains funds to pay its short-term obligations by requesting that Business Credit repay amounts borrowed from the Company. Business Credit normally makes such repayments by drawing down under its secured line of credit from FCC. Accordingly, the Company's liquidity needs and ultimate ability to meet its obligations is dependent on the liquidity position of Business Credit and Business Credit's ability to meet its obligations to the Company. However, Business Credit is in the process of liquidating its assets and expects to either not have need of a line of credit or to be able to renew its existing line of credit from FCC.

             In addition to repayment of borrowed funds by Business Credit, the Company's other sources of liquidity include, to a lesser extent, payment of dividends from its subsidiary companies. Payment of dividends is subject to statutory and regulatory limitations. As a result of losses in its last three fiscal years, at December 31, 1995, the Bank had no retained earnings legally available for the payment of cash dividends. Under the terms of the FDIC Memorandum the Bank is prohibited from paying cash dividends to the Company unless the payment is approved in advance by the Regional Director of the FDIC and the State Superintendent of Banks. Additionally, under the prompt corrective action provisions of FDICIA, the Bank is prohibited from paying any cash dividends that will result in the Bank becoming undercapitalized. See "ITEM 1. BUSINESS -- Supervision and Regulation - Restrictions on Transfers of Funds to the Company by the Bank".

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

             The following table sets forth the capital ratios of the Company and the Bank at December 31, 1995 (dollars in thousands).

                                            COMPANY                    BANK
                                      ------------------       ---------------------
                                       AMOUNT      RATIO         AMOUNT        RATIO
                                       ------      -----         ------        -----

Tier 1 capital .................      $  6,918      8.55%      $   7,171        8.94%
Tier 1 capital
 minimum require-
 ment ..........................         3,237      4.00           3,209        4.00
                                      --------      ----       ---------       -----
Excess .........................         3,681      4.55           3,962        4.94

Total capital ..................      $  7,936      9.81       $   8,181       10.20
Total capital
 minimum require-
 ment ..........................         6,474      8.00           6,419        8.00
                                      --------      ----       ---------       -----
Excess .........................         1,462      1.81           1,762        2.20

Risk-weighted
 assets ........................      $ 80,920                 $  80,232

Tier 1 capital .................      $  6,918      5.54%      $   7,171        6.35%
    Tier 1 capital
          Minimum requirement ..         5,613      4.00
                                                               ---------       -----
          Memorandum requirement                                   7,620        6.75%
                                      --------     -----
Excess (deficiency) ............         1,305      1.54            (449)       (.40)


Total average assets ...........      $124,990                 $ 112,893

          The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of December 31, 1995, the Company and the Bank had leverage ratios of 5.54% and 6.35%, respectively. Regulators have established a minimum leverage ratio of 3.0% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum.

          The above ratios do not include the effect of a $510,000 writedown taken by Business Credit effective in the fourth quarter of 1995 on a specific real estate property held by the Bank at December 31, 1995. Had this writedown been taken by the Bank rather than by Business Credit as of December 31, 1995, the Bank's leverage ratio would have been 5.90%. Business Credit purchased the aforementioned property from the Bank at the Bank's carrying value in March 1996.

          As a result of its examination of the Bank in September 1994, the FDIC proposed that the Board of Directors of the Bank enter into a memorandum of understanding which would replace and supersede the provisions of a prior memorandum of understanding dated January 1992. In March 1995, the FDIC and the Board of Directors of the Bank entered into FDIC Memorandum. Under the FDIC Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; charge off all assets classified "Loss" as of September 26, 1994; reduce assets classified as "Substandard" as of September 26, 1994 to not more than $7,500,000 by June 13, 1995, not more than $6,500,000 by September 11, 1995 and not more than $4,500,000 by March 10, 1996; establish and maintain an adequate allowance for loan losses; develop a plan to control overhead and other expenses; install procedures to correct certain internal routine and control deficiencies; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

          The Bank was not in compliance with the Tier 1 capital requirements of the FDIC Memorandum at December 31, 1995. Such noncompliance was principally the result of increases in write-downs to the Bank's real estate held for sale portfolio effective as of December 31, 1995. However, the Bank was in compliance with the FDIC Memorandum as of the month ended March 1996, due to improvements in the Bank's Tier 1 capital to approximately 6.9%, which was the effect of an expected decrease in deposits at the Bank and offset by a corresponding reduction in average assets. Management believes that the Bank's prior noncompliance will not result in any material adverse regulatory action against the Bank. Management believes the Bank can continue to comply with the terms of the FDIC Memorandum and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with the terms of the FDIC Memorandum could result in further regulatory action, including issuance of a Cease and Desist Order.

          Further, as a result of its examination of the Company in April 1995, the Federal Reserve Bank of San Francisco proposed that the Board of Directors of the Company enter into a memorandum of understanding. In November 1995, the Federal Reserve Bank and the Board of Directors of the Company entered into the FRB Memorandum. Under the FRB Memorandum, the Company is required, among other things, to comply with the FDIC Memorandum; submit a written plan designed to enhance the board's supervision of the operations and management of the consolidated organization, to ensure that the Company has sufficient cash to pay its expenses and to service its debt; the Company may not, directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank (the sale, by the Company, of substantially all of Business Credit assets, and the further liquidation of the remaining assets of Business Credit, shall be exempt); and to not pay cash dividends without the prior written consent of the Federal Reserve Bank.

          The Company was not in compliance with all of the provisions of the FRB Memorandum as of December 31, 1995 as a result of the Bank's noncompliance with the Tier 1 capital requirements of the FDIC Memorandum as of such date, which has since been corrected. Failure to comply with the terms of the FRB Memorandum could result in further regulatory action by the Federal Reserve Bank, including issuance of a Cease and Desist Order.

          The Company suspended its quarterly cash dividends in the third quarter of 1993. The Company expects that future dividends will depend on a return to profitability and the maintenance of acceptable financial results in the future.

Effects of Inflation

          The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

          Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Index to Financial Statements included at page F-2 of this Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning executive officers of the Company, see "ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT."

ITEM 11.  EXECUTIVE COMPENSATION.

          Information concerning executive compensation is incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information concerning certain relationships and related transactions with management and others is incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a) Financial Statements and Report. Reference is made to the Index to Financial Statements at page F-2 for a list of financial statements filed as part of this Report on Form 10-K. Financial Statement schedules have been omitted either because they are not required or not applicable or the required information is shown in the consolidated financial statements or related notes thereto.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1995.

(c) Exhibits.

   (1)Reference is made to the Index to Exhibits for a list of exhibits filed as part of this Report on Form 10-K.

   (2) Included among the Exhibits filed as part of this Report on Form 10-K are the following Executive Compensation Plans and Arrangements:

          1. 1982 Stock Option Plan, as amended -- Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Exhibit 10.5.

          2. Sterling Bancorporation Employee Stock Ownership Plan and Trust -- Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 10.6.

          3. Amended and Restated Sterling Bancorporation Employee Stock Ownership Plan and Trust -- Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.6.1.

          4. Employment Agreement, dated July 1, 1989, between Sterling Business Credit, Inc. and Farhad Motia -- Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.7.

          5. Amendment to Employment Agreement, effective May 1, 1990, between Sterling Business Credit, Inc. and Farhad Motia -- Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.7.1.

          6. Amendment to Employment Agreement, effective December 30, 1992, between Sterling Business Credit, Inc. and Farhad Motia -- Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.7.2.

          7. Employment Agreement, dated January 1, 1991, between the Company and Douglas Swets -- Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.18.

          8. Employment Agreement, dated January 1, 1990, between the Company and Allan Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.19.

          9. Amendment No. 1, effective September 30, 1990, to Employment Agreement, dated January 1, 1990 between the Company and Allan
                 E. Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.19.1.

          10. Amendment No. 2, effective December 30, 1992, to Employment Agreement, between the Company and Allan E. Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.19.2.

          11. Amendment No. 3, effective May 15, 1995, to Employment Agreement between the Company and Allan E. Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.19.3.

          12. Employment Agreement, dated March 21, 1996, between the Company and Allan E. Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.31.

          13. Employment Agreement, dated January 1, 1994, between Sterling Bank and Joseph Carona -- Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 10.26.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1996.

                                    STERLING WEST BANCORP

                                    (Registrant)

                                    By /s/ Allan E. Dalshaug
                                       --------------------------------------
                                       Allan E. Dalshaug,
                                       Chairman of the Board and
                                       Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                              Date
       ---------                         -----                              ----

/s/ Allan E. Dalshaug                    Chairman of the                    March 20, 1996
- ---------------------                    Board, President, Chief
Allan E. Dalshaug                        Executive Officer and
                                         Director (Principal
                                         Executive Officer)


/s/ Joseph C. Carona                     Chief Financial                    March 20, 1996
- ---------------------                    Officer (Principal
Joseph C. Carona                         Financial and Accounting
                                         Officer)

/s/ Timothy Behunin                      Director                           March 20, 1996
- ---------------------
Timothy Behunin

/s/ Howard M. Borris                     Director                           March 20, 1996
- --------------------
Howard M. Borris

Signature                                Title                              Date
- ---------                                -----                              ----

/s/ Audrey J. Fimpler                    Director                           March 20, 1996
- -----------------------
Audrey J. Fimpler

/s/ Hassan Izad                          Director                           March 28, 1996
- -----------------------
Hassan Izad

/s/ Robert J. Schiller                   Director                           March 20, 1996
- -----------------------
Robert J. Schiller

/s/ Michael Wagner                       Director                           March 20, 1996
- -----------------------
Michael Wagner

                             REPORT ON CONSOLIDATED


                              FINANCIAL STATEMENTS


                     STERLING WEST BANCORP AND SUBSIDIARIES


                        December 31, 1995, 1994 and 1993

                                     INDEX


FINANCIAL STATEMENTS                                                   PAGE
                                                                       ----
         Report of KPMG Peat Marwick LLP, Independent Auditors. . . . .  F-3


         Consolidated balance sheets as of December 31, 1995
         and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4


         Consolidated statements of operations for the years ended
         December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .  F-5


         Consolidated statements of stockholders' equity for the
         years ended December 31, 1995, 1994, and 1993  . . . . . . . .  F-6


         Consolidated statements of cash flows for the years
         ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . .  F-7


         Notes to consolidated financial statements . . . . . . . . . .  F-8

                          Independent Auditors' Report


The Board of Directors
Sterling West Bancorp:


We have audited the accompanying consolidated balance sheets of Sterling West Bancorp and subsidiaries (the Company) as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling West Bancorp and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes".


                                             /s/ KPMG Peat Marwick LLP



Los Angeles, California
March 8, 1996

                     Sterling West Bancorp and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                              -----------------------------------------
                                                                                    1995                        1994
                                                                              -------------                 -------------
ASSETS
         Cash and cash equivalents                                             $ 35,835,000                 $ 20,294,000
         Investment securities, held to maturity
           (fair value of $7,664,000
           in 1995 and $6,832,000 in 1994) (Note 3)                               7,614,000                    6,974,000

         Loans receivable, net (Notes 5 and 9)                                   70,896,000                   89,462,000
         Real estate held for sale (Note 7)                                       4,409,000                    7,808,000
         Fixed assets
           Land and building                                                        227,000                      227,000
           Furniture and equipment                                                2,972,000                    2,635,000
           Leasehold improvements                                                 1,411,000                    1,400,000
                                                                               ------------                 ------------
                                                                                  4,610,000                    4,262,000
           Less accumulated depreciation                                         (3,395,000)                  (3,089,000)
                                                                               ------------                 ------------
                                                                                  1,215,000                    1,173,000

         Accrued interest receivable                                                725,000                      954,000
         Other assets (Note 10)                                                     858,000                    1,504,000
         Assets of discontinued operations (Note 6)                                 867,000                    4,322,000
                                                                               ------------                 ------------
                                                                               $122,419,000                 $132,491,000
                                                                               ============                 ============
LIABILITIES
         Deposits
           Demand                                                              $ 37,598,000                 $ 31,097,000
           Savings and NOW                                                       61,316,000                   57,652,000
           Money market                                                           6,990,000                   10,183,000
           Time deposits $100,000 or greater                                      3,281,000                    3,505,000
           Other time deposits                                                    3,191,000                    4,661,000
                                                                               ------------                 ------------
                                                                                112,376,000                  107,098,000

         Notes payable (Note 9)                                                   1,372,000                   11,900,000
         Other liabilities (Note 6)                                               1,753,000                    3,136,000
                                                                               ------------                 ------------
                                                                                115,501,000                  122,134,000
Commitments and contingencies (Notes 5 and 11)

STOCKHOLDERS' EQUITY
         Common stock - authorized 5,000,000
           shares without par value; issued
           and outstanding 1,710,214 shares
           in 1995 and 1994                                                       8,686,000                    8,686,000
         Retained earnings (accumulated deficit), restricted                     (1,768,000)                   1,671,000
                                                                               ------------                 ------------
                                                                                  6,918,000                   10,357,000
                                                                               ------------                 ------------
                                                                               $122,419,000                 $132,491,000
                                                                               ============                 ============

See accompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the years ended December 31,
                                                             --------------------------------------------------------
                                                                1995                    1994                   1993
                                                             ----------             -----------             ---------
Interest income
         Loans                                                $10,997,000            $11,376,000           $12,606,000
         Federal funds sold                                       839,000                540,000               273,000
         Investment securities held to maturity (Note 3)          544,000                451,000               438,000
         Trading securities (Note 4)                              --                      69,000                79,000
                                                              -----------            -----------           -----------
                                                               12,380,000             12,436,000            13,396,000
Interest expense
         Savings and NOW                                        2,654,000              1,865,000             1,372,000
         Money market                                             138,000                231,000               285,000
         Time deposits $100,000 or greater                        165,000                443,000               525,000
         Other time deposits                                      165,000                218,000               668,000
         Notes payable                                          1,086,000              1,229,000             1,195,000
                                                              -----------            -----------           -----------
                                                                4,208,000              3,986,000             4,045,000
                                                              -----------            -----------           -----------
         Net interest income
                                                                8,172,000              8,450,000             9,351,000
Provision for loan losses (Note 5)                              1,104,000                266,000             1,025,000
                                                              -----------            -----------           -----------
  Net interest income after provision for loan losses           7,068,000              8,184,000             8,326,000

Non-interest income
         Service charges on deposit accounts                      319,000                278,000               456,000
         Gain on sale of SBA loans                                133,000                 69,000               420,000
         Gain on sale of Business Credit assets                 1,504,000                     --                    --
         Other                                                    518,000                578,000               562,000
                                                              -----------            -----------           -----------
                                                                2,474,000                925,000             1,438,000
Non-interest expense
         Salaries, wages and employee benefit                   3,914,000              4,374,000             4,725,000
         Occupancy                                                841,000                943,000             1,096,000
         Furniture and equipment                                  343,000                224,000               269,000
         Real estate operations, net (Note 7)                   2,717,000              1,311,000             1,111,000
         Other (Note 16)                                        2,313,000              2,211,000             2,737,000
                                                              -----------            -----------           -----------
                                                               10,128,000              9,063,000             9,938,000
Income (loss) from continuing operations
         before income taxes & cumulative effect
         of change in accounting principle                       (586,000)                46,000              (174,000)
Income tax provision (benefit) (Note 10)                          929,000                 17,000               (75,000)
                                                              -----------            -----------           -----------
Income (loss) from continuing operations
           before cumulative effect of change in
           accounting principle                                (1,515,000)                29,000               (99,000)
 Loss from discontinued operations,
          net of taxes (Note 6)                                (1,924,000)            (2,904,000)             (667,000)
                                                              -----------            -----------           -----------
 Cumulative effect of change in accounting for
        income taxes                                                   --                     --               400,000
         NET  LOSS                                            $(3,439,000)           $(2,875,000)          $  (366,000)
                                                              ===========            ===========           ===========

         Loss per common share:
         From continuing operations                           $     (0.89)           $      0.02           $     (0.06)
         From discontinued operations                               (1.13)                 (1.70)                (0.39)
         From accounting change                                        --                     --                  0.23
                                                              -----------            -----------           -----------
         Net loss per share                                   $     (2.01)           $     (1.68)          $     (0.22)
                                                              ===========            ===========           ===========

See accompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three years ended December 31, 1995

                                                              Retained
                                                              earnings
                                                            (accumulated
                                     Shares       Common       deficit),
                                   outstanding     stock      restricted     Total
                                   -----------  ----------  ------------  -----------
Balance at January 1, 1993          1,660,209   $8,232,000  $5,357,000    $13,589,000

         Net loss                          --           --    (366,000)      (366,000)
Stock options
 exercised (Note 14)                   50,005      170,000          --        170,000

5% stock dividend at
 fair market value                         --      284,000    (285,000)        (1,000)

Cash dividend $0.10
 per share                                 --           --    (160,000)      (160,000)
                                    ---------   ---------- -----------    -----------

Balance at December 31, 1993        1,710,214    8,686,000   4,546,000     13,232,000

         Net loss                          --           --  (2,875,000)    (2,875,000)
                                    ---------   ---------- -----------    -----------

Balance at December 31, 1994        1,710,214    8,686,000   1,671,000     10,357,000

         Net loss                          --           --  (3,439,000)    (3,439,000)
                                    ---------   ---------- -----------    -----------

Balance at December 31, 1995        1,710,214   $8,686,000 $(1,768,000)   $ 6,918,000
                                    =========   ========== ===========    ===========

See accompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
                                                                        -------------------------------------------------------
                                                                            1995                  1994                  1993
                                                                        -----------            ----------            ----------
Cash flows from operating activities
         Net  loss                                                     $(3,439,000)          $(2,875,000)            $(366,000)
         Adjustments to reconcile net loss to
           net cash provided by operating activities:
          Depreciation                                                     306,000               237,000               213,000
          Provision for loan losses                                      1,104,000               266,000             1,025,000
          Net loss on sale of real estate held for sale                    (17,000)                  --                 12,000
          Provision for deferred taxes                                     603,000               508,000               221,000
          (Increase) decrease in trading securities, net                      --               6,037,000            (3,039,000)
          Real estate valuation adjustments, net                         2,625,000             1,226,000             1,030,000
          (Increase) decrease in accrued interest receivable               229,000               (79,000)              226,000
          (Increase) decrease in other assets                               41,000              (216,000)              106,000
          Increase (decrease) in other liabilities                      (1,384,000)           (1,357,000)            3,040,000
          (Increase) decrease in assets of discontinued operations       3,455,000            15,638,000              (202,000)
                                                                         ---------           -----------            ----------
             Total adjustments                                           6,962,000            22,260,000             2,632,000
                                                                         ---------           -----------            ----------
              Net cash provided by
                operating activities                                     3,523,000            19,385,000             2,266,000
                                                                         ---------           -----------            ----------

Cash flows from investing activities
         Proceeds from maturities of investment securities               4,675,000             2,762,000               842,000
         Proceeds from sale of investment securities                           --                     --               432,000
         Purchases of investment securities                             (5,313,000)           (2,149,000)           (1,054,000)
         Net (increase) decrease in loans receivable                    18,916,000            (1,981,000)           21,761,000
         Proceeds from sale of real estate                                 966,000             2,590,000             3,237,000
         Payments on real estate repurchased from investors             (1,629,000)           (1,048,000)             (823,000)
         Purchase of furniture and equipment                              (348,000)             (133,000)              (43,000)
                                                                        ----------           -----------           -----------
              Net cash provided by
                 investing activities                                   17,267,000                41,000            24,352,000
                                                                        ----------           -----------           -----------

Cash flows from financing activities
         Net increase (decrease) in demand deposits, savings
            and other money market accounts                              6,972,000            14,421,000           (16,457,000)
         Net decrease in certificates of deposit                        (1,694,000)          (29,834,000)           (7,573,000)
         Net increase (decrease) in note payable
            to financial institution                                    (9,034,000)              172,000              (565,000)
         Proceeds from issuance of commercial paper                            --                 88,000               590,000
         Payments on maturing commercial paper                                 --                    --             (1,450,000)
         Payments on maturing promissory notes                          (1,493,000)           (1,142,000)                 --
         Proceeds from exercise of stock options                               --                    --                170,000
         Cash dividend                                                         --                    --               (160,000)
                                                                        ----------           -----------           -----------
              Net cash used in financing activities                     (5,249,000)          (16,295,000)          (25,445,000)
                                                                        ----------           -----------           -----------

Net increase in cash and cash equivalents                               15,541,000             3,131,000             1,173,000
                                                                        ----------           -----------           -----------
Cash and cash equivalents at
          beginning of period                                           20,294,000            17,163,000            15,990,000
                                                                        ----------            ----------            ----------

Cash and cash equivalents at end of period                             $35,835,000          $ 20,294,000           $17,163,000
                                                                       ===========          ============           ===========

See acompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Sterling West Bancorp (the Company) is a bank holding company organized as a California corporation in 1982. It is the parent company for its wholly owned subsidiaries, Sterling Bank (the Bank) and its wholly owned subsidiary, BSC Mortgage Corporation (BSC) and Sterling Business Credit, Inc. (Business Credit). Through its subsidiaries the Company continues to conduct banking and commercial finance business in the state of California. During the fourth quarter of 1994 the Company discontinued its mortgage banking operations substantially all of which were performed by BSC. During the third quarter of 1995 the Company sold most of the assets of Business Credit.

Principles of consolidation
The consolidated financial statements include the accounts of Sterling West Bancorp and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the consolidated financial statements for 1994 and 1993 to conform to the 1995 presentation.

Recent accounting pronouncements
In March 1995, the FASB issued statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets (SFAS No. 121). SFAS No. 121 requires that certain long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The estimated future cash flows to be derived from the use and disposition of an assets, of an undiscounted basis, is compared to the carrying amount of the long-lived assets and if the carrying amount exceeds the expected cash flows, recognition of an impairment loss is required. An impairment loss for assets subject to SFAS No. 121 shall be reported as a component of income from continuing operations. Under SFAS No. 121, the Company will be required to make certain disclosures about impaired, long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995 and the company does not believe that its adoption will have a material adverse impact upon its financial condition or result of operations.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," ("SFAS No. 122") which amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 eliminates certain accounting distinctions between rights to service mortgage loans for others that are acquired through loan origination activities and servicing rights acquired through purchase transactions under previously-issued accounting standards. Under SFAS No. 122, entities engaging in mortgage banking activities must allocate the costs of originating mortgage loans between mortgage servicing rights and the mortgage loans based upon their relative values. SFAS No. 122 will require disclosure of the fair value of mortgage servicing rights and the significant assumptions used to calculate fair value. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995 and is to be applied prospectively. The Company does not believe that its adoption will have a material adverse impact upon its financial condition or results of operations.

In November 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair-value based method or the current APB Opinion 25 intrinsic value-based method of accounting for its stock-based compensation arrangements with pro forma disclosures of net earnings and earnings per share computed as if the fair value-based method had been applied. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company will continue to account for stock-based compensation under APB opinion 25 and, as a result, SFAS 123 will not have a material adverse effect on the Company.

Cash equivalents
Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for a one-day period.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Investment securities held to maturity
Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. The amortization and accretion is based on a method which approximates the interest method. Such amortization and accretion are reflected in interest income on investment securities held to maturity in the accompanying consolidated statements of operations. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company intends and has the ability to hold them to their maturity.

Trading securities
Trading positions are taken to benefit from short term movements in market prices. Trading account securities are carried at fair value. Gains and losses on trading positions are recognized currently in operations.

Interest and fees on loans
Interest income is accrued daily as earned on all loans. Interest income is not recognized on loans if collection of the interest is deemed by management to be unlikely. Loans are generally placed on nonaccrual status after being delinquent 90 days. Loan origination, commitment and other fees and direct costs associated with the origination of loans are deferred and amortized into interest income over the lives of the respective loans using a method which approximates the interest method.

Provision and allowance for loan losses
The determination of the balance in the allowance for loan losses is based on analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for probable and estimable loan losses after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, geographic and industry concentrations, delinquency trends and such other factors as deserve current recognition in estimating loan losses. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in the aforementioned factors. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs in anticipation of losses.

                     Sterling West Bancorp and subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Impairment
During 1993, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 114, entitled "Accounting by Creditors for Impairment of a Loan" (SFAS 114). Effective January 1, 1995, the Company adopted SFAS 114, which during the fourth quarter of 1995 was subsequently amended by SFAS No. 118 entitled "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". A loan is impaired when, based on current circumstances and events, a creditor will be unable to collect all amounts contractually due (both principal and interest) under a loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process.

When a loan is determined to be impaired, a writedown is taken or an allowance is established which is based upon the difference between the investment in the loan and one of the following methodologies as prescribed by SFAS 114: (i) the present value of expected cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price, or (iii) the fair value of the loan's underlying collateral. While the measurement of impairment depends upon the specific facts and circumstances involving each applicable loan, the Company generally measures such impairment utilizing the latter methodology. At December 31, 1995, the total recorded investment in impaired loans was $2.5 million. There were no loans at December 31, 1995 for which an impairment allowance has been established. During the year ended December 31, 1995, the Company's average investment in impaired loans was $2.0 million, and income recorded on loans identified as being impaired totaled $0.1 million, which was recorded utilizing the cash-basis method of accounting. As of December 31, 1995, nonaccrual loans included $2.5 million of impaired loans. All provisions for losses and any recoveries are recorded as part of the provision for loan losses in the accompanying consolidated statement of operations. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

Fixed assets
Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for all assets for financial reporting purposes.

Discontinued operations
In the fourth quarter of 1994 the Company discontinued its mortgage banking operations which were primarily carried out by its wholly owned subsidiary, BSC. All revenues and expenses, net of income tax effect, attributable to mortgage banking operations are included in the accompanying statements of operations under the caption "Loss from discontinued operations". Assets related to mortgage banking operations are presented in the accompanying balance sheets as "Assets of discontinued operations". See Note 6 for further information. Except where indicated, footnote disclosures relate solely to continuing operations.

Real estate held for sale
Real estate acquired through foreclosure and investments by the Bank in real estate development projects are stated at the lower of cost or estimated fair value less estimated selling costs. Fair value is generally estimated based on the most recent appraisal received by the Company and adjusted for known trends in local markets. Any subsequent operating expenses or income, further reductions to fair values, and gains or losses on disposition of such properties are charged to current operations and are reflected in real estate operations, net.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

A deferred tax liability is to be recognized on all taxable temporary differences and a deferred tax asset is to be recognized on all deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is to be recognized to reduce the potential deferred tax asset if it is "more likely than not" that all or some portion of that potential deferred tax asset will not be realized. Other significant changes made by SFAS No. 109 include: (1) the complex scheduling of temporary differences will generally not be required, (2) a deferred tax asset may be recognized for the financial statement general valuation allowance or loans and REO, while a deferred tax liability must be recognized for that portion of the tax bad debt reserve exceeding the "base year" reserves, and (3) tax-planning strategies must be prudent and feasible, and tax benefits recognized as a result of all tax planning strategies should be net of any expenses or losses.

In February 1992, the Financial Accounting Standards Board issued SFAS 109, "Accounting for Income Taxes" which superseded SFAS 96 "Accounting for Income Taxes". SFAS 109 was effective for years beginning after December 15, 1992. The Company adopted this Statement in the first quarter of 1993 and recorded a benefit of approximately $0.4 million at that time.

Restricted cash balances
Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $376,000 were maintained to satisfy federal regulatory requirements at December 31, 1995.

                    Sterling West Bancorp and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2  -  SUPPLEMENTAL CASH FLOW INFORMATION

                                                    Years ended December 31,

                                                   1995         1994        1993
                                                ----------   ----------  ----------
  Cash paid during the year for

         Interest                               $4,167,000   $3,686,000  $3,599,000
         Income taxes                                --          --         394,000

  Non-cash investing and
         financing activities:

         Real estate acquired
           through foreclosure                   4,309,000    6,701,000   8,235,000
         Loans to facilitate
           disposition of real
           estate                                  954,000    2,246,000   4,442,000

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES HELD TO MATURITY

Investment securities held to maturity at December 31 are as follows:

                                                                      1995
                                             -----------------------------------------------------
                                              Amortized     Unrealized    Unrealized      Fair
                                                 Cost          Gains        Losses        Value
                                             ------------   -----------   ----------    ----------
Obligations of U.S.
  and U.S.government
  agencies                                   $ 7,166,000     $ 50,000       $    --     $7,216,000

Non-taxable municipal
  bonds                                          250,000           --            --        250,000

Interest-bearing deposit                         198,000           --            --        198,000
                                             -----------     --------       -------     ----------
                                             $ 7,614,000     $ 50,000       $    --     $7,664,000
                                             ===========     ========       =======     ==========

                                                                      1994
                                             -----------------------------------------------------
                                              Amortized     Unrealized    Unrealized      Fair
                                                 Cost          Gains        Losses        Value
                                             ------------   -----------   ----------    ----------
Obligations of U.S.
  and U.S.government
  agencies                                   $ 6,551,000     $      --      $139,000    $6,412,000
Non-taxable municipal
  bonds                                          326,000            --         3,000       323,000
Interest-bearing deposit                          97,000            --            --        97,000
                                             -----------     ---------      --------    ----------

                                             $ 6,974,000     $      --      $142,000    $6,832,000
                                             ===========     =========      ========    ==========


Taxable interest income on investment securities held to maturity totaled $525,000, $433,000 and $405,000 for the years ended December 31, 1995, 1994 and
1993, respectively. Non-taxable interest income on investment securities held to maturity totaled $19,000, $18,000 and $33,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES HELD TO MATURITY (Continued)

Maturities of investment securities held to maturity at December 31, 1995 were as follows: (dollars in thousands)


                                             Within one year        After one year but      After five years but
                                                                    before five years         before ten years
                                            ------------------     --------------------     --------------------
                                            Amortized    Fair      Amortized      Fair      Amortized      Fair
                                               Cost     Value         Cost       Value         Cost       Value
                                            ---------  -------     ---------    -------     ---------    -------
Obligations of U.S. and
  U.S. government
    agencies                                $2,513      $2,530     $3,444        $3,473     $1,209       $1,213
Non-taxable municipal
  bonds                                        250         250         --            --         --           --
Interest-bearing deposit                       198         198         --            --         --           --
                                            ------      ------     ------        ------     ------       ------
                                            $2,961      $2,978     $3,444        $3,473     $1,209       $1,213
                                            ======      ======     ======        ======     ======       ======





NOTE 4 - TRADING SECURITIES

The Company held no trading securities at December 31, 1995 and 1994. During 1995 and 1994, respectively, the Company recorded $0 and $46,000 of losses on trading securities which are included in other non-interest expense on the accompanying consolidated statements of operations.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LOANS RECEIVABLE, NET

The composition of the Company's loan portfolio at December 31 is as follows:

                                           1995          1994
                                       -----------   -----------
      Real estate loans
        Construction and development   $11,639,000   $ 7,255,000
        Mortgage                        18,033,000    25,523,000
      Commercial, industrial and
          agricultural loans            48,735,000    67,529,000
      Loans to individuals               3,971,000     3,382,000
      All other loans                      419,000       281,000
                                       -----------   -----------
                                        82,797,000   103,970,000
    Less:
        Undisbursed loan funds          10,391,000    12,895,000
        Allowance for loan losses        1,510,000     1,613,000
                                       -----------   -----------

                                       $70,896,000   $89,462,000
                                       ===========   ===========

The unamortized balance of deferred loan origination, commitment and other fees (net of related direct lending costs), totaling $452,000 and $603,000 as of December 31, 1995 and 1994, are treated above as a reduction of the applicable loan balances.

The balance of loans on nonaccrual was approximately $2,539,000 and $1,730,000 at December 31, 1995 and 1994, respectively. Interest income foregone on non-accrual loans approximated $108,000 in 1995, $232,000 in 1994 and $565,000 in 1993. Interest income recognized on non-accrual loans was approximately $114,000 in 1995, $10,000 in 1994 and $116,000 in 1993.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE, NET (Continued)

Activity in the allowance for loan losses is summarized as follows:


                                                             1995        1994           1993
                                                          ---------   ----------    ----------
     Balance at beginning of year                         $1,613,000  $1,899,000    $1,980,000
       Provision                                           1,104,000     266,000     1,025,000
       Sale of Business Credit loans                        (550,000)        --           --
       Charge offs                                          (715,000)   (567,000)   (1,106,000)
       Recoveries                                             58,000      15,000          --
                                                          ----------  ----------    ----------

     Balance at end of year                               $1,510,000  $1,613,000    $1,899,000
                                                          ==========  ==========    ==========


The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and forward contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of forward contacts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts through credit approvals, limits and monitoring procedures. Commitments to extend credit at December 31, 1995 primarily consisting of undisbursed loan commitments were $10,391,000. Standby letters of credit at December 31, 1995 totalled approximately $840,000, of which $75,000 were unsecured and $765,000 were collateralized. At December 31, 1995 and 1994, the Company had no outstanding commitments to purchase loans.

The Company grants real estate, commercial and industrial loans to customers located within Southern California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate development and construction market sector and general economic conditions within Southern California.

                    Sterling West Bancorp and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DISCONTINUED OPERATIONS

As a result of continued losses from operations, higher interest rates and the generally poor market for residential mortgage loans, the Company, in the fourth quarter of 1994, discontinued its mortgage banking operations which were primarily carried out by its wholly owned subsidiary, BSC. As a result of the discontinuation of its mortgage banking operations, the Company recorded an after tax loss relating to that closure in the fourth quarter of 1994 of $0.6 million in addition to the after tax loss incurred by the mortgage banking operations for the year 1994 of $2.3 million. The Company will continue to be responsible for certain representations and warranties made by the Bank or BSC in the sale of mortgage loans originated or purchased by BSC.

During 1995, the Company settled a dispute over a repurchase liability relating to mortgage loans originated by BSC. As a result of this settlement the Company significantly reduced its exposure to future repurchase liability, however, an additional $2.1 million charge, excluding income tax benefit, was incurred representing substantially all of the loss from discontinued operations for 1995.

Selected financial data for the discontinued mortgage banking operations are as follows:


                                                    1995          1994          1993
                                                  -------       -------        ------
         Gain on sale of mortgage loans           $    (3)       $1,995        $3,631
         Service fee income, net                       (7)          206         1,174
         Net interest income                         (120)          208           382
         Other income                                  42           175           464
                                                  -------       -------        ------
                                                      (88)        2,584         5,651
         Salaries, wages and benefits                  --         2,763         3,403
         Real estate operations, net                   12         2,394         1,676
         Other expense                              2,108         2,068         1,738
                                                  -------       -------        ------
                                                    2,120         7,225         6,817
                                                  -------       -------        ------
             Loss before taxes                     (2,208)       (4,641)       (1,166)
         Income tax benefit                          (284)       (1,737)         (499)
                                                  -------       -------        ------
             Net loss                             $(1,924)      $(2,904)       $ (667)
                                                  =======       =======        ======

Included in other expense from discontinued operations for 1995 is a $2.1 million charge relating to a settlement over repurchase liability relating to certain mortgage loans originated by BSC.

Assets of discontinued operations at December 31, 1995 consisted primarily of receivables of $0.2 million related to the transfer of servicing in the fourth quarter of 1995 and tax receivables of $0.3 million as a result of the losses incurred by the mortgage banking operation. Included in other liabilities in the ccompanying balance sheet for 1995 is a $0.8 million allowance for losses on loan repurchases. In determining the amount of this allowance the Company considered its past experience with repurchases, the potential for further repurchases and the related losses. While management believes that the balance of this allowance at December 31, 1995 is adequate to provide for exposure to losses on loan repurchases, future additions to the allowance may be necessary as a result of changes in the aforementioned factors.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - REAL ESTATE HELD FOR SALE

Real estate held for sale included the following at the dates indicated.

                                                   1995           1994
                                                ---------      ----------
         Acquired through foreclosure           $ 4,309,000     $ 6,701,000
         Held for development                     1,200,000       1,325,000
         Valuation allowance                     (1,100,000)       (218,000)
                                                -----------       ----------
                                                $ 4,409,000     $ 7,808,000
                                                ============    ===========

For the years ended December 31, 1995, 1994 and 1993, real estate operations, net was comprised of the following:

                                              1995          1994           1993
                                          --------      ---------        ---------
     Net loss on sale of real
      estate                            $   (17,000)   $      --       $    (12,000)
     Provision for losses                (2,424,000)    (1,090,000)        (326,000)
     Other valuation adjustments
      charged to operations                (201,000)      (136,000)        (704,000)
     Other holding costs                    (75,000)       (85,000)         (69,000)
                                         ----------       ---------        --------
     Real estate operations, net        $(2,717,000)   $(1,311,000)     $(1,111,000)
                                        ===========    ===========      ===========

Activity in the allowance for real estate losses is as follows:

                                                 1995          1994         1993
                                               --------      ----------     ----------
     Balance at beginning of year              $  218,000    $  400,000    $  749,000
       Provision for losses                     2,424,000     1,090,000       326,000
       Charge offs                             (1,542,000)   (1,272,000)     (675,000)
                                                ---------    ----------      ---------
     Balance at end of year                    $1,100,000    $  218,000    $  400,000
                                               ==========    ==========    ==========

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes payable to individuals and non-financial institutions (see Note 9) included $0 and $ 741,000 due to directors and related parties of the Company as of December 31, 1995 and 1994, respectively.

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated. In management's opinion such loans are within applicable regulatory bank lending limitations. The following is an analysis of the activity of all such loans during 1995 and 1994:

                                                    1995             1994
                                                 ---------        ---------
     Balance at beginning of year                $2,186,000       $2,587,000
       New loans granted, including
         renewals                                   321,000          150,000
       Repayments                                  (282,000)        (551,000)
                                                 -----------      -----------
     Balance at end of year                      $2,225,000       $2,186,000
                                                 ==========       ==========

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE

Notes payable at December 31 are comprised of the following:

                                                          1995            1994
                                                       ----------      ----------
     Notes payable to financial institutions           $1,372,000      $10,067,000

     Commercial paper, unsecured in amounts of
     $25,000 or greater with maturities of 30 to
     270 days, Interest rates ranged from prime
     to 0.5% over prime                                      --            340,000

     Promissory notes issued through a private
     placement are unsecured and bear interest at
     prime plus 2% to 2.5% adjusted quarterly.               --          1,493,000

                                                       ----------      -----------
                                                       $1,372,000      $11,900,000
                                                       ==========      ===========

Notes payable to financial institutions at December 31, 1995 represent draws on a $1.5 million line of credit secured by the finance receivable portfolio of Business Credit of approximately $2.9 million at December 31, 1995. Interest is payable monthly at the rate of NatWest Bank prime plus 1.75% (prime of 8.5% at December 31, 1995). The line matures on September 7, 1996.

Notes payable to financial institutions at December 31, 1994 represent draws on a $15,000,000 line of credit secured by the finance receivable portfolio of Business Credit of approximately $16,605,000 at December 31, 1994. Interest was payable monthly at a minimum of $10,000 at the rate of Bank of America prime plus 1.75% (prime of 8.5% at December 31, 1994).

At December 31, 1994 the Company's promissory notes were divided into four classes: Three year notes maturing June 1, 1995 ($982,000), seven year notes originally maturing September 30, 1993 and extended to September 30, 1996 ($184,000), seven year notes maturing June 1, 1999 ($164,000) and seven year convertible notes maturing June 1, 1999 ($163,000). The convertible notes were convertible into common stock of the Company at $8.00 per share. The Company had the option to redeem the notes prior to maturity. All of these notes were paid off in June or September of 1995.

The maximum amounts of short-term borrowings at any month end during 1995 and 1994 were $ 12.5 million and $11.6 million, respectively. The approximate average amounts outstanding during 1995 and 1994 were $ 7.7 million and $10.7 million, respectively, and the approximate weighted average interest rates thereon during 1995 and 1994 were 10.63 % and 10.33%, respectively.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The provision for income taxes from continuing operations is as follows:

                                     1995        1994       1993
                                  ---------   ---------   --------
      Current
        Federal                 $ (927,000)  $(244,000)  $ (238,000)
        State                          --     (247,000)     (58,000)
                                 ---------    --------    ---------
                                  (927,000)   (491,000)    (296,000)
      Deferred
        Federal                    655,000     226,000      182,000
        State                          --      282,000       39,000
                                 ---------   ---------    ---------
                                   655,000     508,000      221,000
      Increase in valuation
        allowance on deferred
        tax assets               1,201,000         --           --
                                 ---------    --------    ---------
                                $  929,000  $   17,000   $  (75,000)
                                ==========  ==========   ==========

As a result of the following items, total income tax expense was different than the amount computed by applying the statutory U.S. income tax rate.




                                           1995           1994           1993
                                        -----------    -----------    -----------
     Federal income
       tax expense
       at statutory
       rate                             $ (199,000)     $ 16,000       $    (59,000)
     Increase in valuation allowance
       on deferred tax
       assets                            1,201,000           --                 --
     State tax, net
       of federal
       benefit                              63,000        (3,000)            13,000
     Other                                (136,000)        4,000            (29,000)
                                        ----------      --------        -----------
                                        $  929,000      $ 17,000        $   (75,000)
                                        ==========      ========        ===========

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities which are included in other assets on the accompanying balance sheet at December 31, 1995 and 1994 are presented below:


                                                  1995           1994
                                              -----------    -----------
     Deferred tax assets:
        Loan valuation allowances
          deferred for taxes purposes          $ 438,000      $  646,000
        Valuation allowance for potential
             loan repurchases                    456,000         210,000
        Deferred loan fees                       205,000         258,000
        Real estate valuation allowances         499,000         220,000
        Net operating loss carryforwards         484,000         330,000
        Other                                    298,000         101,000
                                             -----------     -----------
        Total gross deferred tax assets        2,380,000       1,765,000
        less: valuation allowance              1,994,000         793,000
                                             -----------     -----------
        Net deferred tax assets                  386,000         972,000

     Deferred tax liabilities:
        State franchise tax liability            156,000          93,000
        Depreciation                             230,000         210,000
        Gain on sale of loans                        --           66,000
                                             -----------     -----------
        Total gross deferred tax
          liabilities                        $   386,000         369,000
                                             -----------     -----------
        Net deferred tax assets              $       --      $   603,000
                                             ===========     ===========

During 1995 the valuation allowance on gross deferred tax assets increased from $793,000 at December 31, 1994 to $1,994,000 at December 31, 1995.

In determining the possible realization of deferred tax assets, SFAS No. 109 requires that future taxable income from the following sources be taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Management believes that is more likely than not that the Company will realize the tax benefits from the remaining deferred tax assets.

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases facilities under noncancellable operating leases. The minimum annual rental payments (excluding property taxes and insurance) for the following periods are approximately:

             Year                       Amount
             ----                       ------
             1996                    $  601,000
             1997                       529,000
             1998                       491,000
             1999                       459,000
             2000 and thereafter      2,420,000
                                      ---------

                                     $4,500,000
                                     ==========

The minimum annual rental payments which are included in the above schedule are for existing lease obligations and are not a forecast of future rental expense. Total rent expense for 1995, 1994 and 1993 was approximately $841,000, $1,001,000 and $1,075,000, respectively.

The Company has employment agreements with certain of its executives which expire through 1996. In addition to a base salary, the agreements provide for incentive compensation at the discretion of the Company (or subsidiary applicable to the individual employee).

The Company, BSC, The Bank and Business Credit are involved in various legal proceedings and litigation in the normal course of their business. While no assurance can be given as to the likelihood of an unfavorable outcome of any such litigation or the estimated amount of potential loss, if any, based upon currently available information, the Company does not believe that the outcome of such litigation will have a material adverse effect on the results of operations or financial condition of the Company.

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - REGULATORY MATTERS

The Federal Reserve Board is empowered to enter into a memorandum of understanding with a bank holding company requiring specific corrective actions. As a result of its examination of the Company in April 1995, the Federal Reserve Bank of San Francisco proposed that the Board of Directors of the Company enter into a memorandum of understanding. In November 1995, the Federal Reserve Bank and the Board of Directors of the Company entered into a memorandum of understanding (the "FRB Memorandum"). Under the FRB Memorandum, the Company is required, among other things, to comply with the FDIC Memorandum; submit a written plan designed to enhance the board's supervision of the operations and management of the consolidated organization, to ensure that the Company has sufficient cash to pay its expenses and to service its debt; the Company may not, directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank (the sale, by the Company, of substantially all of Business Credit assets, and the further liquidation of the remaining assets of Business Credit, shall be exempt); and to not pay cash dividends without the prior written consent of the Federal Reserve Bank.

The Company was not in compliance with all of the provisions of the FRB Memorandum as of December 31, 1995 as a result of the Bank's noncompliance with the Tier 1 capital requirements of the FDIC Memorandum as of such date, which has since been corrected. Failure to comply with the terms of the FRB Memorandum could result in further regulatory action by the Federal Reserve Bank, including issuance of a Cease and Desist Order.

In March 1995, the FDIC and Board of Directors of the Bank entered into a memorandum of understanding (the "Memorandum"). Under the Memorandum, the bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; charge off all assets classified "Loss" as of September 26, 1994; reduce assets classified as "Substandard" as of September 11, 1995 and not more than $7,500,000 by June 13, 1995, not more than $6,500,000 by September 11, 1995 and not more than $4,500,000 by March 10, 1996; establish and maintain an adequate allowance for loan losses; develop a plan to control overhead and pay cash dividends without the prior written consent of FDIC and the California Superintendent of Banks.

The Bank was not in compliance with the Tier 1 capital requirements of the FDIC Memorandum at December 31, 1995. Such noncompliance was principally the result of increases in write-downs to the Bank's real estate held for sale portfolio as of December 31, 1995. However, the Bank was in compliance with the FDIC Memorandum as of the month ended March 1996 (unaudited), due to improvements in the Bank's Tier 1 capital to approximately 6.9% (unaudited), which was caused by an expected decrease in deposits at the Bank and offset by a corresponding reduction in average assets. Management believes that the Bank's prior noncompliance will not result in any material adverse regulatory action against the Bank. Management believes the Bank can continue to comply with the terms of the FDIC Memorandum and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with the terms of the FDIC Memorandum could result in further regulatory action, including issuance of a Cease and Desist Order.

On December 19, 1992 the federal regulations implementing the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective. Those regulations provide for certain mandatory and discretionary action by federal agencies based upon an institutions ranking within five capital levels -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. All undercapitalized institutions are required to file a capital restoration plan, undergo close monitoring of their condition and are subject to restrictions on operations requiring regulatory approval. Significantly undercapitalized or critically undercapitalized institutions and undercapitalized institutions which fail to implement an acceptable capital plan are subject to more severe actions which may include divestiture of subsidiaries and replacement of senior management and directors. At December 31, 1995 the Bank's capital ratios were in excess of amounts necessary to be considered adequately capitalized as defined under FDICIA.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement 107 "Disclosures about Fair Values of Financial Instruments" requires disclosures of fair value information about financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Because no market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on subjective judgments regarding credit risk, future economic conditions and other risk characteristics which cannot be determined with precision. The fair value disclosed does not reflect any gain or loss that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Cash and cash equivalents
The carrying value of cash and cash equivalents is assumed to be a reasonable estimate of fair value.

Securities
Fair values of investment securities held to maturity and trading securities are based on quoted market prices.

Loans
Fair value of loans are estimated for portfolios of loans with similar financial characteristics. Each loan was further segmented into fixed and adjustable rate and performing and non-performing categories. The fair value of performing loans was calculated by discounting estimated cash flows through the estimated maturity using estimated current replacement discount rates that reflect the credit and interest rate risk inherent in the loan. Fair value for nonperforming loans was based on the lower of recent external appraisals and internal value estimates and related estimated cash flows discounted using a rate commensurate with the risk and associated with the estimated cash flows. Credit risk and cash flows are estimated using available market information and specific borrower information.

Deposits
The fair value of demand, savings, now and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. No benefit has been ascribed to core deposit intangibles.

Notes payable
Rates currently available to the Company for debt with similar terms are used to estimate fair value of existing debt.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Undisbursed loans and standby letters of credit
The fair value of undisbursed loans and standby letters of credit is estimated to be equal to the carrying value as portfolio rates and fees are the same as replacement rates and fees currently charged to enter into similar agreements.

The estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                                                       1995                         1994
                                            --------------------------    -------------------------
                                              Carrying        Fair          Carrying       Fair
                                               Amount        Value           Amount       Value
                                              --------      -------         --------     -------
     Financial assets:
       Cash and cash  equivalents            $35,835,000   $35,835,000    $20,294,000   $20,294,000
     Investment securities                     7,614,000     7,664 000      6,974,000     6,832,000
     Loans, net                               70,896,000    69,376,000     89,462,000    88,896,000

     Financial liabilities:
       Fixed rate term deposits                6,472,000     5,900,000      8,166,000     8,198,000
       Other deposits                        105,904,000   105,904,000     98,932,000    98,932,000
       Notes payable                           1,372,000     1,372,000     11,900,000    11,900,000


NOTE 14 - STOCKHOLDERS' EQUITY

Stock dividends - A 5% stock dividend was declared on August 11, 1993 and distributed on October 14, 1993 to shareholders of record on September 14, 1993. All share amounts and per share amounts included in the consolidated financial statements and notes give retroactive effect to the stock dividend.

Cash dividends - Cash dividends of $0.10 per share were declared and paid in 1993. No cash dividend was paid in 1995 or in 1994.

Earnings per share - Net earnings per share amounts have been computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

Stock ownership plan - In 1986, the Company adopted a non-contributory non-leveraged employee stock ownership plan (Stock Plan) to provide benefits to all eligible employees upon termination of employment. The Stock Plan invests primarily in Company stock. Equivalent full-time employees as defined by the Stock Plan become participants in the Stock Plan after completing three months of service with the Company. Participant accounts vest in increments over a seven year period of service at which time full vesting occurs.

The Company's contributions may be made in cash or common stock of the Company and are determined annually by the Board of Directors in their sole discretion. Company expense for contributions to the Stock Plan totaled $66,000 for the year ended December 31, 1993. No contribution was made for 1994 and 1995. At December 31, 1995, the Stock Plan held 98,103 shares of common stock of the Company.

Stock options - The stock option plan (Plan) of the Bank was adopted by the Company in 1982 and amended to provide for the issuance of both incentive stock options and nonqualified stock options. Directors, officers and employees were eligible to receive stock options upon approval of the Board of Directors or the Stock Option Committee. Option prices may not be less than the fair market value of the stock at the date of grant. Incentive stock options expire ten years after the date of grant. Options are exercisable in installments of 20% per year commencing on the grant dates and are cumulative from year to year. In accordance with the Plan, an additional 6,296 shares were added (options outstanding) under the Plan as a result of the 1993 stock dividend. No more options may be granted under the Plan as it expired December 8, 1992.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCKHOLDERS' EQUITY (Continued)
Activity for the three years ended December 31, 1995 is summarized as follows:


                                                       Options         Options
                                                      Available      Outstanding     Price per share
                                                      ---------      -----------     ---------------
    Balance - January 1, 1993                            --            205,293        $3.40 to $5.50
      Options granted                                    --               --
      Options cancelled                                  --            (37,772)       $3.92
      Options exercised                                  --            (50,005)       $3.40

                                                      ---------        ---------
    Balance - December 31, 1993                          --            117,516        $3.40 to $5.50
      Options granted                                    --               --
      Options cancelled                                  --             48,484        $3.40 to $5.36
      Options exercised                                  --               --
                                                     ---------        --------

    Balance - December 31, 1994                          --             69,032        $3.40 to $5.50
      Options granted                                    --               --
      Options cancelled                                  --            (27,966)       $3.40 to $5.36
      Options exercised                                  --                --
                                                     ---------         --------

    Balance - December 31, 1995                          --             41,066        $3.40 to $5.50
                                                     =========         =======

At December 31, 1995, 41,066 shares were exercisable and 41,066 shares of common stock are reserved for future issuance under the Plan. No options are available for grant as the Plan expired on December 8, 1992.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - DIVIDEND RESTRICTIONS

Section 23A of the Federal Reserve Act restricts the Bank from making loans or advances to the Company and its affiliates in excess of 20% of its capital stock and surplus. The prompt corrective action provisions of FDICIA prohibit the Bank from making a capital distribution to the Company if, after such a transaction, the Bank would be undercapitalized. In addition, California Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 1995, these provisions would allow the Bank to make loans of approximately $1,650,000 to the Company and its affiliates. No dividends would be permitted without regulatory approval. In addition, under an agreement with the Federal Reserve Bank of San Francisco ("FRB") the Company is prohibited from paying dividends to shareholders without the prior written approval of the FRB. Under an agreement with the FDIC the Bank is prohibited from paying dividends to the Company without the prior written approval of the FDIC. No dividend was paid by the Bank to the Company in 1993, 1994 or 1995.

Business Credit is prohibited from paying dividends to the Company under the terms of its line of credit without the prior written consent of the lender (see Note 9). In 1995 and 1994, Business Credit paid dividends to the Company totaling $4,100,000 and $500,000, respectively, with such approval. No dividend was paid by Business Credit to the Company in 1993.



NOTE 16 - OTHER NONINTEREST EXPENSE

Other noninterest expense is comprised of the following:

                                  1995        1994        1993
                                ---------   ---------   ---------
      Professional fees        $  827,000  $  276,000  $  490,000
      Office supplies and
        expense                   157,000     150,000     148,000
      Communications              265,000     382,000     384,000
      Insurance                   525,000     614,000     696,000
      Directors fees              128,000     295,000     294,000
      Depreciation                305,000     237,000     213,000
      Other                       106,000     257,000     512,000
                                ---------   ---------   ---------
                               $2,313,000  $2,211,000  $2,737,000
                               ==========  ==========  ==========

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial information of the parent company only is presented below.

                             STERLING WEST BANCORP

                                 BALANCE SHEETS

                             (dollars in thousands)

                                     ASSETS


                                                                      December 31,
                                                                    -----------------
                                                                    1995        1994
                                                                    ------     ------
  Cash in Sterling bank                                            $    38    $     6
  Loan to non-bank subsidiary                                          --       1,339
  Investment in Sterling Bank                                        7,171      8,248
  Investment in non-bank subsidiary                                    412      3,211
  Other assets                                                          84        361
                                                                    ------     ------

                                                                   $ 7,705    $13,165
                                                                   =======    =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

  Notes payable                                                    $    --    $ 1,493
  Other liabilities                                                    787      1,315
  Common stock                                                       8,686      8,686
  Retained earnings (accumulated
              deficit), restricted                                  (1,768)     1,671
                                                                   -------     ------

                                                                   $ 7,705    $13,165
                                                                   =======    =======

In addition to repayment of borrowed funds by Business Credit, the Company's other sources of liquidity include, to a lesser extent, payment of dividends from its subsidiary companies. Payment of dividends is subject to statutory and regulatory limitations. As a result of losses in its last three fiscal years, at December 31, 1995, the Bank had no retained earnings legally available for the payment of cash dividends. Under the terms of the FDIC Memorandum and the FRB Memorandum the Bank, BSC and Business Credit are prohibited from paying cash dividends to the Company unless the payment is approved in advance by the Regional Director of the FDIC and the State Superintendent of Banks, as well as the Federal Reserve Bank, respectively. Additionally, under the prompt corrective action provisions of FDICIA, the Bank is prohibited from paying any cash dividends that will result in the Bank becoming undercapitalized.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)




                             STERLING WEST BANCORP

                            STATEMENTS OF OPERATIONS


                             (dollars in thousands)



                                                         For the years ended
                                                            December 31,
                                                       ----------------------
                                                      1995     1994     1993
                                                     ------   ------   ------
 Equity in net
    loss of subsidiaries                           $(3,428)   (2,392)    (378)
 Other income                                          458       776      863
 Other expense                                        (474)     (809)    (841)
                                                    -------   ------- --------

     Loss before taxes                              (3,444)   (2,425)    (356)

  Income tax provision (benefit)                        (5)      450       10
                                                    --------  -------  -------

        Net loss                                   $(3,439)  $(2,875)  $ (366)
                                                   =======   =======   ======

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

                             STERLING WEST BANCORP

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                             (dollars in thousands)



                                                          1995       1994      1993
                                                         -------    ------    ------
 Cash flows from operating activities:

      Net loss                                          $(3,439)    $(2,875)   $ (366)

   Adjustments to reconcile net income to
    net cash from operating activities:

     Equity in loss
         of subsidiaries                                  3,428       2,392       378
     Dividends paid by non-bank subsidiary                4,100         500        --
     Other, net                                            (253)      1,066       198
                                                        -------     -------    ------
         Total adjustments                                7,275       3,958       576
                                                        -------     -------    ------

       Net cash provided by operating activities          3,836       1,083       210

 Cash from investing activities:

     Payment for investment in bank subsidiary           (3,650)     (1,330)     (500)
                                                        -------     -------    ------

       Net cash used in investing activities             (3,650)     (1,330)     (500)

 Cash flows from financing activities:

     Proceeds from issuance of commercial paper             --         --         590
     Payments of commercial paper                        (1,493)     (1,054)   (1,450)
     Decrease in
         loans to subsidiary                              1,339       1,303     1,127
     Proceeds from exercise of stock options                --         --         170
     Cash dividends paid                                    --         --        (160)
                                                        -------     -------    ------
      Net cash provided by (used in)
                    financing activities                   (154)        249       277
                                                        -------     -------    ------

Net increase (decrease)
    in cash and cash equivalents                             32           2       (13)

 Cash and cash equivalents at beginning of year               6           4        17
                                                        -------     -------    ------

 Cash and cash equivalents at end of year                  $ 38        $  6      $  4
                                                        =======     =======    ======
Supplemental cash flow information
    Cash paid during the year for interest                 $152        $172      $210
    Cash paid for income taxes                              --          --        --
                                                        =======     ========   ======


                                      EXHIBIT INDEX
                                      -------------
Exhibit
  No.                      Description                                          Page
- -------                    -----------                                          ----
3.1                        Articles of Company (1)                                 *

3.1.1                      Certificates of Amendment to Articles (13)              *

3.2.1                      Bylaws of Company, as amended (2)                       *

4.1                        RESERVED                                                *

4.1.1                      RESERVED                                                *

4.1.2                      RESERVED                                                *

4.1.3                      RESERVED                                                *

4.2                        Form of Seven Year Registered Variable
                           Interest Rate Note (3)                                  *

4.3                        Form of Three Year Registered Variable
                           Interest Rate Note due June 1, 1995 (13)                *

4.4                        Form of Seven Year Registered Variable
                           Interest Rate Note due June 1, 1999 (13)                *

4.5                        Form of Seven Year Registered
                           Convertible Variable Interest Rate Note
                           due June 1, 1999 (13)                                   *

10.1                       RESERVED                                                *

10.2                       RESERVED                                                *

10.3                       RESERVED                                                *

10.4                       Lease, dated June 2, 1980, between
                           Wilshire-Berendo Building Company, a
                           Limited Partnership, and Sterling Bank
                           and Lease amendment, effective
                           July 30, 1981 (1)                                       *

10.5                       Company's 1982 Stock Option plan, as
                           amended (5)                                             *

10.6                       Sterling Bancorporation Employee
                           Stock Ownership Plan and Trust (3)                      *

10.6.1                     Amended and Restated Sterling West Bancorp
                           Employee Stock Ownership Plan and Trust (14)            *

10.7                       Employment Agreement, dated July 1, 1989,
                           between Sterling Business Credit, Inc.
                           and Farhad Motia (4)                                    *

10.7.1                     Amendment to Employment Agreement,
                           effective May 1, 1990, between Sterling
                           Business Credit, Inc. and Farhad Motia (2)              *

10.7.2                     Amendment to Employment Agreement,
                           effective December 30, 1992, between

                           Sterling Business Credit, Inc. and Farhad
                           Motia (13)                                              *

10.8                       Lease, dated January 29, 1986 between
                           George E. Moss and Sterling Bank (6)                    *

10.9                       Lease, effective June 1, 1986, between
                           Del Rey Properties and Sterling Bank (6)                *

10.9.1                     Amendment, dated May 15, 1986, to Lease,
                           effective June 1, 1986, between Del Rey
                           Properties and Sterling Bank (6)                        *

10.9.2                     Amendment, dated October 2, 1986, to
                           Lease, effective June 1, 1986, between
                           Del Rey Properties and Sterling Bank (7)                *

10.10.1                    Amendment, dated April 14, 1986, to Lease
                           between 425 West Broadway Associates and
                           Sterling Bank (6)                                       *

10.10.2                    Addendum, dated December 10, 1986 to
                           Lease between 425 West Broadway Associates
                           and Sterling Bank (3)                                   *

10.11                      Office Lease, dated April 13, 1987, by
                           and between Benefit Savings Corporation and
                           Torrance Investment Co. (8)                             *

10.12                      Lease Agreement, dated November 19, 1986,
                           between Santa Ana Company and Penn National
                           Mortgage Corporation and Assignment letter,
                           dated February 4, 1987, from law offices of
                           Pittman & Yoshimura (9)                                 *

10.13                      Lease, dated April 14, 1986, between
                           425 West Broadway Associates and
                           Sterling Bank (6)                                       *

10.14                      RESERVED                                                *

10.15                      Sublease, dated October 25, 1989, between
                           Jaffe & Clemens and Sterling Bank (4)                   *

10.16                      RESERVED                                                *

10.17                      RESERVED                                                *

10.18                      Agreement, dated January 1, 1991, between
                           Sterling Bancorporation and Douglas Swets (2)           *

10.19                      Employment Agreement, dated January 1,
                           1990, between Sterling Bancorporation and
                           Allan E. Dalshaug (2)                                   *

10.19.1 Amendment No. 1, effective September 30, 1990, to Employment Agreement, dated January 1, 1990, between Sterling Bancorporation and
                           Allan E. Dalshaug (13)

10.19.2 Amendment No. 2, effective December 30, 1992, to Employment Agreement, dated January 1, 1990,


                           between Sterling West Bancorp and
                           Allan E.Dalshaug (13)                                   *

10.19.3                    Amendment No. 3, effective May 15, 1995, to
                           Employment Agreement dated Januuary 1, 1990 between Sterling West Bancorp and Allan E.
                           Dalshaug

10.20                      Standard Office Lease, dated February 18,
                           1990, between Del Rey Properties and
                           Sterling Bank (2)                                       *

10.20.1                    Sublease, dated February 15, 1992, between
                           Sterling Bank and Skylark Financial
                           Corporation (10)                                        *

10.21.2                    Employment Agreement, dated January 1, 1994,
                           between Sterling Bank and Joseph Carona (11)            *

10.23                      Lease, dated March 31, 1991, between
                           Pacific Court Holdings and Sterling Bank (10)           *

10.24                      Sublease, dated December 31, 1991, between
                           Hewitt Associates and BSC Mortgage
                           Corporation (10)                                        *

10.25                      Sublease, dated January 2, 1992, between
                           Computerland Corporation and BSC Mortgage
                           Corporation (10)                                        *

10.29                      Sublease, dated February 2, 1994, between
                           Wells Fargo Bank, N.A. and Sterling Bank (14)           *

10.30                      Lease, dated March 31, 1991, between The Yashouafars,
                           A General Partnership and Sterling Bank (14)            *

10.31 Employment Agreement, dated March 21, 1996, between the Company and Allan E. Dalshaug

11                         Statement of Computation of Net Income
                           per Share of Common Stock

21                         Subsidiaries of Company (12)                            *

23.1                       Consent of KPMG Peat Marwick LLP,
                           Independent Public Accountants

27                         Financial Data Schedule

(1) These documents were previously filed as Exhibits 3.1 and 10.4, respectively, to the Company's Registration Statement on Form S-14 (registration No.2-77211), effective June 1, 1982, and are incorporated herein by this reference.

(2) These documents were previously filed as Exhibits 3.2.1, 10.7.1, 10.18, 10.19 and 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and are incorporated herein by this reference.

(3) These documents were previously filed as Exhibits 4.2, 10.6, and 10.10.2, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and are incorporated herein by this reference.

(4) These documents were previously filed as Exhibits 10.7, and 10.15, respectively, to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and are incorporated herein by this reference.

(5) This document was previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and is incorporated herein by this reference.

(6)          These documents were previously filed as Exhibits 10.1, 10.2, 10.3,
             10.5 and 10.4, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1986, and are incorporated herein by this reference.

(7) This document was previously filed as Exhibit 10.9.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, pursuant to Amendment No. 1 thereto filed by the Company on Form 8 dated June 4, 1986, and is incorporated herein by this reference.

(8) This document was previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and is incorporated herein by this reference.

(9) This document was previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and is incorporated herein by this reference.

(10) These documents were previously filed as Exhibits 10.20.1, 10.21, 10.22, 10.23, 10.24, and 10.25, respectively, to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1991, and are incorporated herein by this reference.

(11) This document was previously filed as Exhibit 10.21.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and are incorporated herein by this reference.

(12) This document was previously filed as Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, and is incorporated herein by this reference.

(13) These documents were previously filed as Exhibits 3.1.1, 4.3, 4.4, 4.5, 10.7.2, 10.19.1 and 10.19.2, respectively, to the
             Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and are incorporated herein by this reference.

(14) These documents were previously filed as Exhibits 10.6.1, 10.29 and 10.30, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by this reference.