Form 10-Q
period 1996-03-31
STERLING WEST BANCORP
filed 1996-05-16
CIK 702170

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

Commission file number 0-10794
                       -------


                             STERLING WEST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                        95-3712404
- -------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

           3287 Wilshire Boulevard, Los Angeles, California   90010
           --------------------------------------------------------
                    (Address of principal executive offices)

                                 (213) 384-4444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check whether the registrant (1) has field all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes X       No
                                ---         ---

                                   1,710,214
                                   ---------

(Number of shares of common stock outstanding May 14, 1996)

This Form 10Q contains 13 pages.

Exhibit Index None

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                     Sterling West Bancorp and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                              March 31,                 December 31,
                                                                                1996                        1995
                                                                             -----------                 -----------
                                                                             (Unaudited)
         Cash and cash equivalents                                           $14,206,000                 $35,835,000
         Investment securities held to maturity
           (fair value of $7,575,000 in 1996 and
           $7,664,000 in 1995)                                                 7,604,000                   7,614,000

              Loans receivable, net                                           69,573,000                  70,896,000
              Real estate held for sale                                        3,750,000                   4,409,000
              Fixed assets
                  Land and building                                              227,000                     227,000
                  Furniture and equipment                                      3,000,000                   2,972,000
                  Leasehold improvements                                       1,411,000                   1,411,000
                                                                             -----------                ------------
                                                                               4,638,000                   4,610,000
         Less accumulated depreciation                                        (3,438,000)                 (3,395,000)
                                                                             -----------                ------------
                                                                               1,200,000                   1,215,000
         Accrued interest receivable                                             747,000                     725,000
         Other assets                                                            866,000                     858,000
         Assets of discontinued operations                                       837,000                     867,000
                                                                             -----------                ------------
                                                                             $98,783,000                $122,419,000
                                                                             ===========                ============
LIABILITIES
         Deposits
              Demand                                                         $24,136,000                 $37,598,000
              Savings and NOW                                                 51,701,000                  61,316,000
              Money market                                                     7,071,000                   6,990,000
              Time deposits $100,000 or greater                                3,272,000                   3,281,000
              Other time deposits                                              3,103,000                   3,191,000
                                                                             -----------                ------------
                                                                              89,283,000                 112,376,000


         Notes payable                                                           398,000                   1,372,000
         Other liabilities                                                     2,148,000                   1,753,000
                                                                             ===========                ============
                                                                              91,829,000                 115,501,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
         Common stock - authorized 5,000,000
           shares without par value; issued and
           outstanding 1,710,214 shares in 1995 and 1994                       8,686,000                   8,686,000
         Accumulated deficit, restricted                                      (1,732,000)                 (1,768,000)
                                                                             -----------                ------------
                                                                               6,954,000                   6,918,000
                                                                             -----------                ------------
                                                                             $98,783,000                $122,419,000
                                                                             ===========                ============

See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For three months ended March 31,
                                                                           --------------------------------
                                                                               1996               1995
                                                                            ----------         ----------
Interest income
         Loans                                                              $1,964,000         $3,087,000
         Federal funds sold                                                    175,000            152,000
         Investment securities held to maturity                                115,000             97,000
                                                                            ----------         ----------
                                                                             2,254,000          3,336,000
Interest expense
         Savings and NOW                                                       539,000            658,000
         Money Market                                                           10,000             43,000
         Time deposits $100,000 or greater                                      65,000             26,000
         Other time deposits                                                    17,000             44,000
         Notes payable                                                          26,000            374,000
                                                                            ----------         ----------
                                                                               657,000          1,145,000
                                                                            ----------         ----------
         Net interest income                                                 1,597,000          2,191,000
Provisions for loan losses                                                      61,000            200,000
                                                                            ----------         ----------
Net interest income after provisions for loan losses                         1,536,000          1,991,000

Non-interest income
         Service charges on deposit accounts                                    95,000             74,000
         Gain on sale of SBA loans                                                  --             45,000
         Other                                                                 101,000            124,000
                                                                            ----------         ----------
                                                                               196,000            243,000
Non-interest expenses
         Salaries, wages and employee benefits                                 785,000          1,109,000
         Occupancy                                                             221,000            195,000
         Furniture and equipment                                                57,000             86,000
         Real estate operations, net                                           134,000             85,000
         Other                                                                 469,000            548,000
                                                                            ----------         ----------
                                                                             1,666,000          2,023,000

Income  before income taxes                                                     66,000            211,000
Income taxes                                                                    30,000             84,000
                                                                            ----------         ----------
         NET INCOME                                                         $   36,000         $  127,000
                                                                            ==========         ==========
         Net income per share                                               $     0.02         $     0.07
                                                                            ==========         ==========

See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the three months ended March  31,
                                                                      ---------------------------------------
                                                                         1996                         1995
                                                                      ----------                   ----------
Cash flows from operating activities
     Net income                                                       $   36,000                   $  127,000
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
     Depreciation                                                         43,000                       86,000
     Provision for loan losses                                            61,000                      200,000
     Provision for deferred taxes                                             --                     (140,000)
     Real estate valuation adjustments, net                              707,000                      567,000
     (Increase) decrease in accrued interest
        receivable                                                       (22,000)                      74,000
     (Increase) decrease in other assets                                  (7,000)                     157,000
     Increase (decrease) in other liabilities                            407,000                      143,000
     Decrease in assets of discontinued operations                        31,000                      830,000
                                                                      ----------                   ----------
             Total adjustments                                         1,220,000                    1,917,000
                                                                      ----------                   ----------
     Net cash provided by operating activities                         1,256,000                    2,044,000
                                                                      ----------                   ----------
Cash flows from investing activities
     Purchase of investment securities                                        --                      (88,000)
     Net decrease in loans receivable                                    193,000                    1,158,000
     Proceeds from sale of real estate                                 1,020,000                      274,000
     Purchase of furniture and equipment                                 (29,000)                    (235,000)
                                                                      ----------                   ----------
     Net cash provided by investing activities                         1,184,000                    1,109,000
                                                                      ----------                   ----------
Cash flows from financing activities
     Net decrease in demand deposits,
       savings and other money market accounts                       (22,995,000)                  (8,385,000)
     Net decrease in certificates of deposit                             (99,000)                    (677,000)
     Net increase (decrease) in note payable to
       financial institution                                            (975,000)                   1,543,000
                                                                      ----------                   ----------
        Net cash used in financial activities                        (24,069,000)                  (7,519,000)
                                                                      ----------                   ----------
Net decrease in cash and cash equivalents                            (21,629,000)                  (4,366,000)
                                                                      ----------                   ----------
Cash and cash equivalents at beginning of period                      35,835,000                   20,294,000
                                                                      ----------                   ----------
Cash and cash equivalents at end of period                          $ 14,206,000                 $ 15,928,000
                                                                    ============                 ============

See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION

Notes to financial Statements of Registrant

March 31, 1996


1. The consolidated financial statements of Sterling West Bancorp (the Company) are unaudited and reflect all adjustments and reclassifications which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The Company is the holding company for Sterling Bank (the Bank). The results of operations and cash flows for the interim period ended March 31, 1996 are not necessarily indicative of results which may be expected for any interim period or the year as a whole.

2. In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of March 31, 1996 and December 31, 1995 the Company had entered into the following commitments:


                                         March 31,       December 31,
                                           1996              1995
                                         ---------       ------------
Letters of Credit                         $501,000          $840,000
Undisbursed Loan Commitments            $8,402,000       $10,391,000

3. Earnings per share amount have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,214 for March 31, 1996 and 1995.


4. Certain reclassifications have been made in the 1995 consolidated financial statements to conform to the March 31, 1996 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the first quarter ended March 31, 1996 primarily reflect the operations of the Bank. The financial results of the first quarter ended March 31, 1995 included income earned by the formerly active subsidiary, Sterling Business Credit, Inc. ("Business Credit"), the few remaining assets of Business Credit made no contribution to profit in the first quarter of 1996. The Bank and Business Credit are wholly-owned subsidiaries of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

During the first quarter of 1996, the Company had net income of $36,000 as compared to net income of $127,000 in the first quarter of 1995. Excluding first quarter 1995 net income from Business Credit, the net loss for the Company was $27,000 in the first quarter of 1995 compared to net income of $36,000 for the first quarter of 1996. The increase primarily resulted from a lower loan loss provision during the quarter. For the period ended March 31, 1996, there was a reduction attained in Real Estate Held for Sale, with the disposal of $3.2 million of foreclosed properties compared to the same period in 1995. In addition, many of the properties remaining at the end of the first quarter of 1996 were, or have since been placed in escrow.

FINANCIAL CONDITION

Assets

At March 31, 1996 assets of the Company were $98,783,000, a decrease of 19.3% from $122,419,000 at December 31, 1995. The significant change in the distribution of assets occurred in cash and cash equivalents, which decreased $21.6 million to $14.2 million at March 31, 1996 compared to $35.8 million at December 31, 1995. The reduction is primarily the result of the asset-liability management process at the Bank, which is used to accommodate changes in loan demand and core deposit levels, as well as the continued downsizing of the balance sheet in order to satisfy regulatory capital ratio requirements applicable to the Company and the Bank.

The Company's real estate held for sale consists of real estate owned and real estate investments. At March 31, 1996, the Company had $3.8 million of Real estate held for sale, a 15% reduction from the $4.4 million at December 31, 1995, and a 46% reduction as compared to the same period in 1995. All properties are stated at the lower of cost or estimated fair market value less estimated selling costs.

While management does not expect any substantial additional losses on the sale of remaining properties in excess of the allowances already provided in the consolidated financial statements, the fact remains that 73% of the Bank's loan portfolio is real estate secured. Management expects that further foreclosures will occur and no assurance can be given that additional losses will not occur. See "RESULTS OF OPERATIONS - Net Interest Income" for a description of the effect of these assets on net interest income.

Source of Funds

Total deposits decreased 20.6% to $89.3 million at March 31, 1996 from $112.4 million at December 31, 1995. The decrease was primarily the result of lower demand deposits and Savings and NOW deposits, which reflect what management believes to be normal fluctuations in these accounts and the effect of the Banks asset-liability management process which serves to accommodate the reduced funding needs of the Bank.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. At March 31, 1996 the Bank is prohibited from paying dividends under these provisions. The Bank is also prohibited from paying cash dividends to the Company under the terms of a memorandum of understanding with the FDIC (the "FDIC Memorandum") unless the payment is approved in advance by the Regional Director of the FDIC and the State Superintendent of Banks. Please see "CAPITAL RESOURCES" below for a discussion of the terms of the FDIC Memorandum.

RESULTS OF OPERATIONS

Net Income

During the first quarter of 1996, the Company had net income of $36,000 as compared to net income of $127,000 in the first quarter of 1995. Excluding first quarter 1995 net Income from Business Credit, the net loss for the Company was $27,000 in the first quarter of 1995 compared to a net income of $36,000 for the first quarter of 1996. The increase primarily resulted from lower loan loss provisions during the quarter.

Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets and interest paid on deposits and other sources of funds. Net interest income decreased 27.1% for the first quarter of 1996 as compared to the first quarter of 1995. The decrease in the Company's net interest income for the first quarter of 1996 compared with the same period in 1995, was due primarily to a 36.3% reduction in interest income and a 93% reduction in interest expenses on notes payable. Net interest income for the first quarter of 1995 includes $0.6 million of net interest income from Business Credit loans, most of which were sold during the third quarter of 1995. Net interest income remained relatively unchanged when the Business Credit net interest income is excluded from the first quarter of 1995. The Company's net interest income for the period ending March 31, 1995 (excluding the Business Credit $0.6 million of net interest income) was $1.6 million compared to $1.6 million for the same period in 1996.

Nonperforming assets, consisting of nonaccrual loans and real estate held for sale, amounted to $5.4 million at March 31, 1996 compared to $7.0 million at December 31, 1995 and $8.6 million at March 31, 1995. Nonaccrual loans amounted to $1.6 million at March 31, 1996 as compared to $2.6 million at December 31, 1995 and $1.8 million at March 31, 1995. Real estate held for sale decreased from $6.9 million at March 31, 1995 and $4.4 million at December 31, 1995, to $3.7 million at March 31, 1996. In addition, many of the properties remaining at the end of March 1996 were, or have since been placed in escrow. With the continued liquidation of real estate held for sale, comes the elimination of certain costs associated with maintaining those assets, which have been substantial.

The Company acknowledges, that continued ownership of these generally non-earning assets does have a negative impact on net interest margin and on net earnings of the Company in the short run. A high level of non-earning assets negatively effects net interest income because the Company incurs interest expense to finance the ownership of the asset but earns no corresponding interest income.

Allowance and Provision for Loan Losses

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

A substantial portion of the Company's loan portfolio, including its commercial, industrial and agricultural loans, is secured by real estate collateral, substantially all of which is located in Southern California. While in most cases the amount of the loan is less than 75% of the appraised value of the property or the cost of the project, the Company has suffered from the recent effects of the downturn in the real estate market and continues to be vulnerable to further such downturns.

At March 31, 1996, the allowance for loan losses was $1.4 million or 2.00% of total loans, as compared to $1.5 million or 2.09% of total loans at December 31, 1995 and $1.7 million or 1.89% of total loans at March 31, 1995. The allowance for loan losses was 86% of nonaccrual loans at March 31, 1996 as compared to 59% at December 31, 1995 and 93% at March 31, 1995. The Company generally maintains a 15% allocation in its allowance for loan losses for nonaccrual loans based on its historical loss ratio. During the first three months of 1996, the Company made additions to the allowance of $61,000 compared to $200,000 during the same period in 1995. Reductions from the allowance in the form of net charge-offs amounted to $173,000 for the first three months of 1996 as compared to $219,000 for the same period in 1995.

Nonaccrual loans amounted to $1.6 million at March 31, 1996 as compared to $2.6 million at December 31, 1995 and $1.8 million at March 31, 1995. The risk inherent in these loans, the strength of the collateral and guarantees securing them as well as changes in real estate values in Southern California have been taken into consideration in determining the adequacy of the allowance for loan losses. The Company has established a separate allowance for losses on real estate held for sale which amounted to $0.1 million, $1.1 million, and $0.1 million, at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

Further, the Company maintains an allowance for losses on loan repurchases which amounted to $0.6 million at March 31, 1996, $0.8 million at December 31, 1995 and $1.2 million at March 31, 1995. This allowance is carried in other liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and any losses thereon. Management believes that the allowance for losses on loan repurchase at March 31, 1996 was adequate to absorb future losses on loan repurchase. However, no assurance can be given that the Company not incur additional losses on such repurchase.

Taking into account economic trends in Southern California and the condition of the loan portfolio management believes that the allowance for loan losses at March 31, 1996 was adequate to absorb known and inherent risks in the loan portfolio. However, given the deterioration in the market for real estate in the Southern California area, no assurance can be given that the Company will not incur additional losses on these loans.

Noninterest Income

Noninterest income for the first quarter of 1996 decreased 19% to $196,000 from $243,000 for the same period in 1995. The decrease results primarily from a $45,000 decline in gains on the sale of loans guaranteed by the small Business Administration during the first quarter of 1996 as compared to the first quarter of 1995.

Noninterest Expense

Noninterest expense decreased 17% for the first quarter of 1996 to $785,000 compared to $1,109,000 for the same period in 1995, primarily as a result of a $324,000 decrease in salaries, wages and employee benefits. The decrease in salaries, wages and employee benefits were a direct benefit of the Company's continued downsizing of its balance sheet in order to satisfy regulatory capital ratio requirements applicable to the Company and the Bank.


Income taxes

The provision for income taxes for the three month period ended March 31, 1996 is as follows:

                             Federal           State              Total
                            --------------------------------------------
 Current                    $ 21,000          $ 9,000           $ 30,000
 Deferred                        --               --                 --
                            --------------------------------------------
                            $ 21,000          $ 9,000           $ 30,000
                            ============================================

The provision for income taxes reflects an effective tax rate of 43% on income before income taxes. The components of income taxes causing the variation from the expected statutory federal tax rate are not significantly different than the amounts disclosed in the prior year.

CAPITAL RESOURCES

Management seeks to maintain a level of capital adequate to support asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The Company and the Bank are required to achieve risk-based capital standards and leverage capital standards. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy and minimize the disincentive to holding liquid, low risk assets. The Company and the Bank are required to achieve a minimum 8.0% total capital to risk-weighted assets ratio (of which at least 4.00% must be Tier 1 capital consisting primarily of common stock and retained earnings, less goodwill).


         The following table sets forth the capital ratios of the Company and the Bank at March 31, 1996 (dollars in thousands):

                                          Company                             Bank
                                  ------------------------          ------------------------
                                  Amount            Ratio           Amount            Ratio
 Tier 1 Capital                   6,954             8.63%            7,206            9.21%
  Tier 1 Capital
      minimum requirement         3,223             4.00%            3,129            4.00%
                                  -----             -----            -----            -----
   Excess                         3,732             4.63%            4,077            5.21%

   Total capital                   7966             9.89%            8,190           10.47%
   Total capital
      minimum requirement         6,446             8.00%            6,258            8.00%
                                  -----             -----            -----            -----
   Excess                         1,521             1.89%            1,932            2.47%

   Risk-weighted assets         $80,574                            $78,225

 Tier 1 capital                  $6,954             6.55%           $7,206            6.97%
    Tier 1 capital
      minimum requirement         4,245             4.00%
                                 ------             -----
  Memorandum
       requirement                                                   6,975            6.75%
                                                                    ------            -----
 Excess                           2,709             2.55%              231            0.22%


 Total average assets          $106,128                           $103,334




The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of March 31, 1996, the Company and the Bank had leverage ratios of 6.55% and 6.97%, respectively. Regulators have established a minimum leverage ratio of 3.00% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum.

In November 1995, the Federal Reserve Bank and the Board of Directors of the Company entered into a memorandum of understanding ("the FRB Memorandum"). Under the FRB Memorandum, the Company is required, among other things, to comply with the FDIC memorandum; submit a written plan designed to enhance the board's supervision of the operations and management of the consolidated organization, to ensure that the Company has sufficient cash to pay its expenses and to service its debt; the Company may not, directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and to not pay cash dividends without the prior written consent of the Federal Reserve Bank.

In March 1995, the FDIC and the Board of Directors of the Bank entered into a memorandum of understanding ("FDIC Memorandum"). Under the FDIC Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; charge off all assets classified "Loss" as of September 26, 1994; reduce assets classified as "Substandard" as of September 26, 1994 to not more than $7,500,000 by June 13, 1995, not more than $6,500,000 by September 11, 1995 and not more than $4,500,000 by March 10, 1996; establish and maintain an adequate allowance for loan losses; develop a plan to control overhead and other expenses; install procedures to correct internal routine and control deficiencies; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

The Company and the Bank are currently in compliance, and management believes that it can continue to comply with the terms of the FRB Memorandum and the FDIC Memorandum, and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with either Memorandum could result in further regulatory action, including issuance of a Cease and Desist Order.

The Company suspended its quarterly cash dividends in the third quarter of 1993. The Company expects that future dividends will depend on a return to profitability and the maintenance of acceptable financial results in the future.

PART II:  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on 8-K.


          (A)  Exhibits:  Exhibit 27 - Financial Data Schedule

          (B)  Exhibits:  Exhibit 10.32 - Farhad Motra settlement agreement

          (C)  Report on Form 8-K:  None.





                                    SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STERLING WEST BANCORP
                                                 (Registrant)


DATED:  May 14, 1996                         By /s/ Joseph C. Carona
                                                -----------------------------
                                                    Joseph C. Carona
                                                    Chief Financial and
                                                    Accounting officer)