Form 10-Q
period 1996-06-30
STERLING WEST BANCORP
filed 1996-08-14
CIK 702170

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10Q
(Mark One)

X   Quarterly Report Under Section 13 Or 15(d) Of  The Securities Exchange Act
of 1934 For the quarterly period ended June 30, 1996

                                       OR

___Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ___________ to_________

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

                        Yes ___X____        No _________

                                   1,710,214

(Number of shares of common stock outstanding August  13, 1996)

This Form 10Q contains ___ pages.

Exhibit Index None

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENT

                    Sterling West Bancorp and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS



                                                             June 30,
                                                               1996              December 31,
                                                           (Unaudited)               1995
                                                           ------------           -----------
ASSETS
Cash and cash equivalents                                   $21,143,000           $36,072,000
Investment securities held to maturity
  (fair value of $7,032,000 in 1996 and
   $7,664,000 in 1995)                                        7,147,000             7,614,000

Trading account assets                                          881,000                    --

Loans receivable, net                                        71,788,000            70,896,000
Real estate held for sale                                     1,337,000             4,409,000
Fixed assets
      Land and building                                         227,000               227,000
      Furniture and equipment                                 3,106,000             2,972,000
      Leasehold improvements                                  1,408,000             1,411,000
                                                           ------------          ------------
                                                              4,741,000             4,610,000
         Less accumulated depreciation                      (3,509,000)           (3,395,000)
                                                           ------------          ------------
                                                              1,232,000             1,215,000

Accrued interest receivable                                     660,000               725,000
Other assets                                                  1,630,000             1,488,000
                                                           ------------          ------------
                                                           $105,818,000          $122,419,000
                                                           ============          ============
LIABILITIES

Deposits
     Demand                                                 $29,187,000           $37,598,000
     Savings and NOW                                         52,134,000            61,316,000
     Money market                                             5,873,000             6,990,000
     Time deposits $100,000 or greater                        6,170,000             3,281,000
     Other time deposits                                      3,140,000             3,191,000
                                                           ------------          ------------
                                                             96,504,000           112,376,000

Notes payable                                                   367,000             1,372,000
Other liabilities                                             1,754,000             1,753,000
                                                           ------------          ------------
                                                             98,625,000           115,501,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
         Common stock - authorized 5,000,000
           shares without par value; issued and               8,686,000             8,686,000
           outstanding 1,710,214 shares in 1996 and 1995     (1,493,000)           (1,768,000)
                                                           ------------          ------------
         Accumulated deficit, restricted                      7,193,000             6,918,000
                                                           ------------          ------------
                                                           $105,818,000          $122,419,000
                                                           ============          ============


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For three months ended June 30,      For six months ended June 30,

                                                                    1996                 1995                1996             1995
                                                                  ---------           ----------        -----------      ----------
Interest income
         Loans                                                   $1,925,000           $3,238,000        $3,889,000       $6,325,000
         Federal funds sold                                         203,000              147,000           378,000          299,000
         Investment securities held to maturity                     111,000              150,000           226,000          247,000
         Trading account assets                                      10,000                   --            10,000               --
                                                                 ----------           ----------        ----------       ----------
                                                                  2,249,000            3,535,000         4,503,000        6,871,000
Interest expense
         Savings and NOW                                            512,000              656,000         1,051,000        1,314,000
         Money Market                                                30,000               34,000            40,000           77,000
         Time deposits $100,000 or greater                           56,000               44,000           121,000           70,000
         Other time deposits                                         43,000               41,000            60,000           85,000
         Notes payable                                               10,000              419,000            36,000          793,000
                                                                 ----------           ----------        ----------       ----------
                                                                    651,000            1,194,000         1,308,000        2,339,000
                                                                 ----------           ----------        ----------       ----------

         Net interest income                                      1,598,000            2,341,000         3,195,000        4,532,000
Provision for loan losses                                           120,000                  ---           181,000          200,000
                                                                 ----------           ----------        ----------       ----------
Net interest income after provision for loan losses               1,478,000            2,341,000         3,014,000        4,332,000


Non-interest income
         Service charges on deposit accounts                        200,000               88,000           295,000          162,000
         Gain on sale of SBA loans                                   11,000               82,000            11,000          103,000
         Other                                                      448,000              143,000           549,000          291,000
                                                                 ----------           ----------        ----------       ----------
                                                                    659,000              313,000           855,000          556,000
Non-interest expenses
         Salaries, wages and employee benefits                      740,000            1,177,000         1,525,000        2,286,000
         Occupancy                                                  206,000              216,000           427,000          411,000
         Furniture and equipment                                     75,000               86,000           132,000          172,000
         Real estate operations, net                                135,000              187,000           269,000          272,000
         Other                                                      562,000            1,154,000         1,031,000        1,702,000
                                                                 ----------           ----------        ----------       ----------
                                                                  1,718,000            2,820,000         3,384,000        4,843,000

Income before income taxes                                          419,000            (166,000)           485,000           45,000
Income taxes provision                                              180,000              116,000           210,000          200,000
                                                                 ----------           ----------        ----------       ----------
Net Income (loss)                                                   239,000            (282,000)           275,000        (155,000)
                                                                 ==========           =========          =========       =========
     Net income (loss) per share                                      $0.14             $ (0.16)             $0.16          $(0.09)
                                                                 ==========           =========          =========       =========


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the six  months ended June 30,
                                                                                1996                  1995
                                                                             ---------           ------------
Cash flows from operating activities
     Net income                                                               $275,000            $ (155,000)
     Adjustments to reconcile net loss to
         net cash provided by operating activities:
     Depreciation                                                              115,000                176,000
     Provision for loan losses                                                 181,000                200,000
     Provision for deferred taxes                                                   --                514,000
     Real estate valuation adjustments, net                                    800,000                347,000
     Increase in trading securities, net                                      (881,000)                    --
     Decrease in accrued interest receivable                                    64,000                 49,000
     (Increase) decrease in other assets                                      (142,000)               943,000
     Increase in other liabilities                                             22,000                575,000
                                                                           -----------            -----------
         Total adjustments                                                     159,000              2,804,000
                                                                           -----------            -----------
             Net cash provided by operating activities                         434,000              2,649,000

Cash flows from investing activities
     Proceeds from maturities of investment securities                         448,000              1,096,000
     Purchase of investment securities                                              --             (1,186,000)
     Net (increase) decrease in loans                                         (90,000)              1,182,000
     Proceeds from sale of real estate                                       1,288,000              1,080,000
     Purchase of furniture and equipment                                      (132,000)              (245,000)
                                                                           -----------            -----------
         Net cash provided by investing activities                           1,514,000              1,927,000

Cash flows from financing activities
     Net decrease in demand deposits,
       savings and other money market accounts                            (18,709,000)            (9,324,000)
     Net decrease in certificates of deposit                                 2,838,000                 17,000
     Net increase (decrease) in note payable to
       financial institution                                               (1,006,000)              1,662,000
     Payments on maturing promissory notes                                          --                (54,000)
                                                                           -----------            -----------
         Net cash used in financial activities                             (16,877,000)            (7,699,000)
                                                                           -----------            -----------

Net decrease in cash and cash equivalents                                  (14,929,000)            (3,123,000)
Cash and cash equivalents at beginning of period                            36,072,000             20,399,000
                                                                           -----------            -----------
Cash and cash equivalents at end of period                                  21,143,000             17,276,000
                                                                           ===========            ===========



See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION

Notes to consolidated financial statements

June 30, 1996


1. The consolidated financial statements for the six months ended June 30, 1996 and 1995 of Sterling West Bancorp (the Company) are unaudited and reflect all adjustments and reclassifications which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The Company is the holding company for Sterling Bank (the Bank). The results of operations and cash flows for the interim period ended June 30, 1996 are not necessarily indicative of results which may be expected for any interim period or the year as a whole. Certain reclassifications have been made in the 1995 consolidated financial statements to conform to the June 30, 1996 presentation.

2. In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of June 30, 1996 and December 31, 1995 the Company had entered into the following commitments:

                                                   June 30,                  December 31,
                                                     1996                        1995
                                                 -----------------------------------------
Letters of Credit                                  $431,000                      $840,000
Undisbursed Loan Commitments                     $8,021,000                   $10,391,000

3. Earnings per share amount have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,214 at June 30, 1996 and December 31, 1995.


4. The cash and cash equivalents in June 30, 1996 and December 31, 1995 are as follows:

                                                   June 30,                  December 31,
                                                     1996                        1995
                                                  ---------------------------------------
Cash & Non interest bearing deposits               $5,662,000                 $12,072,000
Federal funds sold                                $15,481,000                 $24,000,000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the second quarter and six months ended June 30, 1996 primarily reflect the operations of the Bank. The financial results of the second quarter and six months ended June 30, 1995 included income earned by the formerly active subsidiary, Sterling Business Credit, Inc. ("Business Credit"). The few remaining assets of Business Credit made no contribution to results in the second quarter and six months of 1996. The Bank and Business Credit are wholly-owned subsidiaries of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

During the second quarter of 1996, the Company had net income of $239,000 as compared to a net loss of $282,000 in the second quarter of 1995. For the six months ended June 30, 1996 the Company had net income of $275,000 as compared to a net loss of $155,000 for the period of 1995. The improved results during the 1996 period relates primarily to an increase in non-interest income, attributable to a nonrecurring event. The results of operations during 1996 also reflect a continued reduction in non-interest expenses. In addition, the Bank continues to liquidate its real estate held for sale, and eliminate certain costs associated with maintaining those assets.

FINANCIAL CONDITION

Assets

At June 30, 1996, assets of the Company were $105,818,000, a decrease of $16,601,000 or 13.6% from $122,419,000 at December 31, 1995. The significant change in assets was primarily attributable to a decrease in cash and cash equivalents and a reduction in real estate held for sale. Cash and cash equivalents decreased $15 million to $21.1 million at June 30, 1996 compared to $36.1 million at December 31, 1995. The reduction is primarily the result of the asset-liability management process at the Bank , which is used to accommodate changes in loan demand and core deposit levels.

At June 30, 1996, the Company had $1.3 million of real estate held for sale, a 70% reduction from December 31, 1995, and a 78% reduction from the same period in 1995. With the continued liquidation of real estate held for sale, comes the elimination of certain costs associated with maintaining those assets, which in the past have been substantial. All real estate held for sale, comprised of 8 properties, at June 30, 1996, are stated at the estimated fair value less estimated selling costs. Management expects that further foreclosures may occur and no assurance can be given that additional losses will not occur in excess of existing allowances.

Nonperforming assets, consisting of nonaccrual loans and real estate held for sale, amounted to $3.6 million at June 30, 1996 compared to $7.0 million at December 31, 1995 and $7.9 million at June 30, 1995. Nonaccrual loans amounted to $2.2 million at June 30, 1996 as compared to $2.6 million at December 31, 1995 and $1.8 million at June 30, 1995. Real estate held for sale decreased from $6.1 million at June 30, 1995 and $4.4 million at December 31, 1995, to $1.3 million at June 30, 1996.

Sources of Funds

Total deposits decreased 14.1% to $96.5 million at June 30, 1996 from $112.4 million at December 31, 1995. The decrease was primarily the result of lower demand deposits and Savings and NOW deposits, which reflect what management believes to be normal fluctuations in these accounts and the effect of the Banks asset-liability management process which serves to accommodate the reduced funding needs of the Bank.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. At June 30, 1996 the Bank is prohibited from paying dividends under these provisions. The Bank is also prohibited from paying cash dividends to the Company under the terms of a memorandum of understanding with the FDIC (the "FDIC Memorandum") and the SBD (the "SBD Memorandum") unless the payment is approved in advance by the Regional Director of the FDIC and the State Superintendent of Banks. Please see "CAPITAL RESOURCES" below for a discussion of the terms of the FDIC Memorandum and the SBD Memorandum.

RESULTS OF OPERATIONS

Net Income (Loss)

During the second quarter of 1996, the Company had net income of $239,000 as compared to a net loss of $282,000 for the second quarter 1995. For the six months ended June 30, 1996 the Company had net income of $275,000 as compared to a net loss of $155,000 for the period of 1995. The improved results during the 1996 period relates primarily to an increase in non-interest income, attributable to a nonrecurring event. The results of operations during 1996 also reflect a continued reduction in non-interest expense.

Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets and interest paid on deposits and other sources of funds. Net interest income decreased 32% for the second quarter of 1996 as compared to the second quarter of 1995. The decrease was due primarily to a $1.4 million reduction in interest income from loans offset by a $0.4 million reduction in interest expense on notes payable, for the second quarter of 1996 as compared to the same period in 1995. Net interest income for the second quarter of 1995 included $0.9 million of net interest income from Business Credit loans, most of which were sold during the third quarter of 1995. Net interest income remained relatively unchanged when the Business Credit net interest income is excluded from the second quarter of 1995.

Net interest income decreased 30% for the six months ended June 30, 1996 as compared to the same period in 1995. The decrease relates primarily to lower loan volume in 1996 and lower interest expense on Notes payable, all of which related to Business Credit assets included in the 1995 net interest income.

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

A substantial portion of the Company's loan portfolio, including its commercial and industrial loans, is secured by real estate collateral, substantially all of which is located in Southern California. While in most cases the amount of the loan is less than 75% of the appraised value of the property or the cost of the project, the Company has suffered from the recent effects of the downturn in the real estate market and continues to be vulnerable to further downturns.

At June 30, 1996, the allowance for loan losses was $1.5 million or 2.07% of total loans, as compared to $1.5 million or 2.09% of total loans at December 31, 1995 and $1.7 million or 1.87% of total loans at June 30, 1995. The allowance for loan losses was 68% of nonaccrual loans at June 30, 1996 as compared to 59% at December 31, 1995 and 94% at June 30, 1995. The Company generally maintains a 15% allocation in its allowance for loan losses for nonaccrual loans based on its historical loss ratio. During the three months ending June 30, 1996, the Company made additions to the allowance of $120,000 compared to no additions during the same period in 1995. For the first six months of 1996 the Company made additions to the allowance of $181,000 compared to $200,000 for the same period in 1995. Reductions from the allowance in the form of net charge-offs amounted to $172,000 for the six months ending June 30, 1996 as compared to $222,000 for the same period in 1995.

The Company has established a separate allowance for losses on real estate held for sale which amounted to $0.1 million, $1.1 million, and $0.1 million, at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. This allowance is not included in the allowance for loan losses but is carried as a reduction of real estate held for sale.

Further, the Company maintains an allowance for losses on loan repurchases which amounted to $0.4 million at June 30, 1996, $0.8 million at December 31, 1995 and $1.8 million at June 30, 1995. This allowance is carried in other liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and any losses thereon. Management believes that the allowance for losses on loan repurchases at June 30, 1996 was adequate to absorb future losses on loan repurchases. However, no assurance can be given that the Company will not incur additional losses on such repurchases.

Taking into account economic trends in and the condition of the loan portfolio management believes that the allowance for loan losses at June 30, 1996 was adequate to absorb known and inherent risks in the loan portfolio. However, no assurance can be given that the Company will not incur additional losses on these loans or that additional provisions for loan losses will not be required.

Noninterest Income

Noninterest income for the second quarter of 1996 was $0.7 million compared to $0.3 million for the same period in 1995. For the first six months of 1996 Noninterest income increased to $0.9 million from $0.6 million in 1995. The increases primarily relate to a nonrecurring event. In addition, the Bank benefited from increases in service charges on deposit accounts.

Noninterest Expense

Noninterest expense decreased 39% for the second quarter of 1996 to $1.7 million compared to $2.8 million for the same period in 1995. For the first six months of 1996 Noninterest expense decreased to $3.4 million from $4.8 million for the same period in 1995. Salaries, wages and employee benefits decreased to $0.7 million from $1.2 million for the second quarter of 1996 as compared to the same quarter in 1995. This reduction is a direct benefit of the Company's continued downsizing in order to satisfy regulatory capital ratio requirements applicable to the Company and the Bank. Included in the second quarter of 1995 was a $0.4 million charge from discontinued operations.

Income taxes

The provision for income taxes for the six month period ended June 30, 1996 is as follows:

                                  Federal                     State                     Total
                               ------------------------------------------------------------------
          Current                $147,000                    $63,000                   $210,000
          Deferred                     --                         --                         --
                               ------------------------------------------------------------------
                                 $147,000                    $63,000                   $210,000
                               ==================================================================



The provision for income taxes reflects an effective tax rate of 43% on income before income taxes. The components of income taxes causing the variation from the expected statutory federal tax rate are not significantly different than the amounts disclosed in the prior year.

CAPITAL RESOURCES

Management seeks to maintain a level of capital adequate to support asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The Company and the Bank are required to achieve certain risk-based capital standards and leverage capital standards. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy and minimize the disincentive to holding liquid, low risk assets.

         The following table sets forth the capital regulatory ratios of the Company and the Bank at June 30, 1996 (dollars in thousands):

                                                         Company                                    Bank
                                              ------------------------------           -----------------------------

                                                Amount               Ratio              Amount               Ratio
                                              ----------------------------------------------------------------------
            Tier 1 Capital                        7,193               9.62%               7,444               10.14%
            Tier 1 Capital
               minimum requirement                2,991               4.00%               2,935                4.00%
                                                  -----               -----               -----                -----
               Excess                             4,202               5.62%               4,509                6.14%

            Total capital                         8,135               10.88%              8,369               11.41%
            Total capital
               minimum requirement                 5,981               8.00%              5,870                8.00%
                                                  ------              ------              -----               ------
               Excess                              2,154               2.88%              2,499                3.41%

               Risk-weighted assets              $74,767                                $73,376

          Tier 1 capital                          $7,193               6.68%             $7,444                7.07%
          Tier 1 capital
           minimum requirement                     4,293               4.00%
                                                  ------               -----
          Memorandum
             requirement                                                                 $7,110                6.75%
                                                                                         ------               ------
          Excess                                   2,900               2.68%                334                0.32%


         Total average assets                   $107,638                               $105,335



The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of June 30, 1996, the Company and the Bank had leverage ratios of 6.68% and 7.07%, respectively. Regulators have established a minimum leverage ratio of 3.00% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum.

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

In September 1995, the State Banking Department and the Board of Directors of the Bank entered into a memorandum of understanding ("SBD Memorandum"). Under the SBD Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; charge off all assets classified "Loss" as of the December 31, 1994 examination; reduce assets classified as "Substandard" as of the December 31, 1994 examination to not more than $7,500,000 by December 31, 1995, not more than $6,500,000 by March 31, 1996 and not more than $4,500,000 by September 30, 1996; establish and maintain an adequate allowance for loan losses; develop a plan to control overhead and other expenses; install procedures to correct internal routine and control deficiencies; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

Management believes the Company and the Bank are currently in full compliance, and management believes that it can continue to comply with the terms of the FRB Memorandum, the FDIC Memorandum and the SBD Memorandum, and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with any Memorandum could result in further regulatory action.

The Company suspended its quarterly cash dividends in the third quarter of 1993. The Company expects that future dividends will depend on a return to profitability and the maintenance of acceptable financial results in the future.

Liquidity and Asset/Liability Management

The Company relies on asset/liability management to accommodate changes in loan demand and core deposit levels. A key aspect of asset/liability management is liquidity, and the Company's ability to manage possible deposit withdrawals, to provide for the credit needs of its customers and to take advantage of investment opportunities as they arise. The liquidity needs of the Company, primarily relate to the Bank. The liquidity needs of the Company at this time are minimal.

The Bank relies primarily on deposits for its source of funds. It also had available $15.5 million of federal funds sold and a $7.0 million investment portfolio at June 30, 1996, both of which could be used as immediate sources of funds. In addition, the Bank has access to a $3.5 million federal funds purchase line of credit from Community Bank, subject to cancellation, which the Bank can use to meet short term needs. The Bank also has access to funds through the Federal Reserve Bank discount window. The Bank maintained at June 30, 1996, approximately 28% of its total assets in liquid assets.

PART II:  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Securities Holders.

The following matters were submitted to a vote of the security holders of the Registrant, by the solicitation of proxies for Registrant's Annual Meeting:

              (A) Annual Meeting of Shareholders held on May 22, 1996.

              (B) The following seven persons were elected as directors at the Meeting and constitute all of the members of the Board of Directors:

                                  Timothy Behunin
                                  Howard M. Borris
                                  Allan E. Dalshaug
                                  Audrey J. Fimpler
                                  Hassan Izad
                                  Robert J. Schiller
                                  Michael Wagner

ITEM 6.  Exhibits and Reports on 8-K.

              (A) Exhibits:  Exhibit 27 - Financial Data Schedule
              (B) Report on Form 8-K:  None.


                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             STERLING WEST BANCORP
                                  (Registrant)





DATED:  August 14, 1996                By /s/ Joseph C. Carona
                                         ----------------------
                                          Joseph C. Carona
                                          Chief Financial and
                                          Accounting officer)