Form 10-Q
period 1996-09-30
STERLING WEST BANCORP
filed 1996-11-12
CIK 702170

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q
(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED


                For the quarterly period ended September 30, 1996


                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934 FOR THE TRANSITION PERIOD FROM                to
                                               ---------------  ----------------

                         Commission file number 0-10794

                              STERLING WEST BANCORP
                              ---------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                         95-3712404
             ----------                                         ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3287 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA                        90010
------------------------------------------------                        -----
   (Address of principal executive offices)                           (Zip Code)

                                 (213) 384-4444
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check whether the registrant (1) has field all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No
                                --------    ---------


Number of shares outstanding of the registrant's sole class of common stock at October 31, 1996: 1,710,214

This Form 10Q contains 13 pages.

                              STERLING WEST BANCORP

                SEPTEMBER 30, 1996 QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                     PART I

FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations




                                     PART 11

OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENT
                     Sterling West Bancorp and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                   September 30,         December 31,
                                                                       1996                 1995
ASSETS                                                              (Unaudited)
                                                                   -------------        -------------
Cash and cash equivalents                                          $  19,254,000        $  36,072,000
Investment securities held to maturity
  (fair value of $6,755,000  at September 30,
   1996 and $7,664,000 at December 31, 1995)                           6,829,000            7,614,000

Loans receivable, net                                                 67,747,000           70,896,000
Real estate held for sale                                              2,384,000            4,409,000
Fixed assets
      Land and building                                                  243,000              227,000
      Furniture and equipment                                          3,088,000            2,972,000
      Leasehold improvements                                           1,408,000            1,411,000
                                                                   -------------        -------------
                                                                       4,739,000            4,610,000
         Less accumulated depreciation                                (3,553,000)          (3,395,000)
                                                                   -------------        -------------
                                                                       1,186,000            1,215,000

Accrued interest receivable                                              676,000              725,000
Other assets                                                             570,000            1,488,000

                                                                   -------------        -------------
                                                                   $  98,646,000        $ 122,419,000
                                                                   =============        =============

LIABILITIES

Deposits
     Demand                                                        $  25,615,000        $  37,598,000
     Savings and NOW                                                  51,571,000           61,316,000
     Money market                                                      5,278,000            6,990,000
     Time deposits $100,000 or greater                                 3,216,000            3,281,000
     Other time deposits                                               3,626,000            3,191,000
                                                                   -------------        -------------
                                                                      89,306,000          112,376,000

Notes payable                                                                 --            1,372,000
Other liabilities                                                      2,107,000            1,753,000
                                                                   -------------        -------------
                                                                      91,413,000          115,501,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
         Common stock - authorized 5,000,000
           shares without par value; issued
           and outstanding 1,710,214 shares in 1996 and 1995           8,686,000            8,686,000
         Accumulated deficit, restricted                              (1,453,000)          (1,768,000)
                                                                   -------------        -------------
                                                                       7,233,000            6,918,000
                                                                   $  98,646,000        $ 122,419,000
                                                                   =============        =============


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the three months ended           For the nine  months ended
                                                                    September 30,                       September 30,
                                                               1996              1995               1996             1995
                                                            ---------         ---------          ---------         ---------
Interest income
         Loans                                              1,866,000         2,777,000          5,787,000         9,102,000
         Federal funds sold                                   196,000           225,000            574,000           524,000
         Investment securities held to maturity               110,000           132,000            346,000           379,000
                                                            ---------         ---------          ---------         ---------
                                                            2,172,000         3,134,000          6,707,000        10,005,000
Interest expense
         Savings and NOW                                      491,000           672,000          1,542,000         1,986,000
         Money Market                                          26,000            30,000             66,000           107,000
         Time deposits $100,000 or greater                     62,000            52,000            183,000           122,000
         Other time deposits                                   25,000            35,000             85,000           120,000
         Notes payable                                          8,000           288,000             44,000         1,081,000
                                                            ---------         ---------          ---------         ---------
                                                              612,000         1,077,000          1,920,000         3,416,000
                                                            ---------         ---------          ---------         ---------
         Net interest income                                1,560,000         2,057,000          4,787,000         6,589,000
Provision for loan losses                                      84,000           486,000            265,000           686,000
                                                            ---------         ---------          ---------         ---------
Net interest income after provision for loan losses         1,476,000         1,571,000          4,522,000         5,903,000
                                                            ---------         ---------          ---------         ---------

Non-interest income
         Service charges on deposit accounts                  147,000            82,000            373,000           244,000
         Gain on sale of SBA loans                                 --            30,000             11,000           133,000
         Gain on sale of SBC assets                                --         1,504,000                 --         1,504,000
         Other                                                 51,000           118,000            639,000           409,000
                                                            ---------         ---------          ---------         ---------
                                                              198,000         1,734,000          1,023,000         2,290,000
Non-interest expenses
         Salaries, wages and employee benefits                695,000           929,000          2,220,000         3,215,000
         Occupancy                                            206,000           211,000            633,000           622,000
         Furniture and equipment                               55,000            92,000            187,000           264,000
         Real estate operations, net                          112,000           608,000            381,000           880,000
         Other                                                535,000         1,943,000          1,568,000         3,645,000
                                                            ---------         ---------          ---------         ---------
                                                            1,603,000         3,783,000          4,989,000         8,626,000
                                                            ---------         ---------          ---------         ---------

Income (loss) before income taxes                              71,000          (478,000)           556,000          (433,000)
Income taxes provision                                         31,000           707,000            241,000           907,000
                                                            ---------         ---------          ---------         ---------

Net Income (loss)                                              40,000        (1,185,000)           315,000        (1,340,000)
                                                            =========         =========          =========         =========

     Net income (loss) per share                           $      .02        $    (0.69)        $      .18        $    (0.79)
                                                            =========         =========          =========         =========


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the nine  months ended September 30,
                                                                   1996                1995
                                                               ------------        ------------


Cash flows from operating activities
      Net income (loss)                                        $    315,000        $ (1,340,000)
      Adjustments to reconcile net loss to
          net cash provided by operating activities:
      Depreciation and amortization                                 158,000             228,000
      Provision for loan losses                                     265,000             686,000
      Provision for real estate held for sale                       442,000             650,000
      Decrease in accrued interest receivable                        49,000             164,000
      Decrease in other assets                                      918,000           4,120,000
      Increase(decrease)  in other liabilities                      354,000          (1,039,000)
                                                               ------------        ------------
         Total adjustments                                        2,186,000           4,809,000
                                                               ------------        ------------

             Net cash provided by operating activities            2,501,000           3,469,000

Cash flows from investing activities
      Proceeds from maturities of investment securities           1,375,000           1,672,000
      Purchase of investment securities                            (590,000)         (2,325,000)
      Net decrease in loans receivable                            2,884,000          19,889,000
      Proceeds from sale of real estate                           1,583,000           1,911,000
      Payments of real estate owned                                      --          (1,190,000)
      Purchase of furniture and equipment                          (129,000)           (293,000)
                                                               ------------        ------------
          Net cash provided by investing activities               5,123,000          19,664,000

Cash flows from financing activities
      Net  decrease in demand deposits,
        savings and other money market accounts                 (23,440,000)         (1,899,000)
      Net increase (decrease) in certificates of deposit            370,000            (888,000)
      Net decrease in note payable to
        financial institution                                    (1,372,000)        (10,207,000)
      Payments on maturing promissory notes                              --          (1,493,000)
                                                               ------------        ------------
         Net cash used in financial activities                  (24,442,000)        (14,487,000)
                                                               ------------        ------------

Net (decrease) increase in cash and cash equivalents            (16,818,000)          8,646,000

Cash and cash equivalents at beginning of period                 36,072,000          20,399,000
                                                               ------------        ------------
Cash and cash equivalents at end of period                       19,254,000          29,045,000
                                                               ============        ============


See accompanying notes to consolidated
financial statements.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1. PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and are in compliance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the 1995 Form 10-K of Sterling West Bancorp (the Company). In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The Results of Operations for the nine months ended September 30, 1996, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2. COMMITMENTS TO EXTEND CREDIT
In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of September 30, 1996 and December 31, 1995 the Company had entered into the following commitments:

                                               September 30,        December 31,
                                                   1996                1995
                                               -------------        ------------
Letters of Credit                               $   245,000          $   840,000
Undisbursed Loan Commitments                    $ 7,469,000          $10,391,000

NOTE 3. EARNINGS PER SHARE
Earnings per share amounts have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,214 for the periods ended September 30, 1996 and December 31, 1995.

NOTE 4. CASH AND CASH EQUIVALENTS
The cash and cash equivalents at September 30, 1996 and December 31, 1995 are as follows:

                                                 September 30,      December 31,
                                                      1996              1995
                                                 -------------      ------------
Cash & Non interest bearing deposits              $ 7,158,000        $12,072,000
Federal funds sold                                $12,096,000        $24,000,000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the third quarter and nine months ended September 30, 1996 primarily reflect the operations of Sterling Bank ("the Bank"). The financial results of the third quarter and nine months ended September 30, 1995 included income earned by the formerly active subsidiary, Sterling Business Credit, Inc. ("Business Credit"). The few remaining assets of Business Credit made no material contribution to results in the third quarter and nine months of 1996. The Bank and Business Credit are wholly-owned subsidiaries of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, investment securities, trading account assets and other earning assets, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to a lesser extent service charges on deposit accounts and other noninterest income. In addition, the Company's operating expenses principally consist of salaries, wages and employee benefits, occupancy expenses, real estate operations expense and other general noninterest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and actions of regulatory authorities.

Financial Condition

At September 30, 1996, assets of the Company were $98,646,000, a decrease of $23.8 million or 19.4% from $122,419,000 at December 31, 1995. The significant change in assets was primarily attributable to a decrease in cash and cash equivalents, loans receivable and a reduction in real estate held for sale.

Cash and cash equivalents decreased $16.8 million to $19.3 million at September 30, 1996 compared to $36.1 million at December 31, 1995. The reduction is primarily related to excess liquidity at the beginning of the period, and decisions made by the asset-liability committee at the Bank , see Liquidity and Capital Resources discussion below.

Loans receivable decreased to $67.7 million at September 30, 1996 from $70.9 million at December 31, 1995. The reduction is primarily due to $2.0 million of payoffs from the remaining Business Credit assets, and to a lessor extent payoffs in the Banks real estate secured loans.

Nonperforming assets at September 30, 1996 decreased by 34.2% from December 31, 1995, and 54.6% from the same period in 1995, and represented 3.61%, 4.42% and 6.80% of total assets, respectively for those periods. The following table summarizes the nonperforming assets of the Company at the dates indicated.

                                                        September 30,     December 31,    September 30,
(Dollars in thousands)                                      1996             1995             1995
                                                        -------------     ------------    -------------
Nonaccrual loans                                           $1,180           $1,009           $1,420
Real estate held for sale                                  $2,384           $4,409           $6,437
                                                           ------           ------           ------
      Total nonperforming assets                           $3,564           $5,418           $7,857
                                                           ======           ======           ======

Nonperforming assets as a % of total assets                  3.61%            4.42%            6.80%
                                                           ------           ------           ------

Nonaccrual loans as a % of total loans receivable            1.74%            1.42%            2.06%
                                                           ------           ------           ------

All real estate held for sale at September 30, 1996, are stated at the estimated fair value less estimated selling costs. Management expects that further foreclosures may occur and no assurance can be given that additional losses will not occur in excess of existing allowances.

Liquidity

The Company's most liquid assets are cash and cash equivalents and its investment portfolio. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. The liquidity needs of the Company, primarily relate to the Bank. The liquidity needs of the Company at this time are minimal.

The Banks primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank had available $12.1 million of federal funds sold, a $6.2 million investment portfolio, and $0.6 million of trading account assets at September 30, 1996, all of which could be used as immediate sources of funds. In addition, the Bank has access to a $3.5 million federal funds purchase line of credit from Community Bank, subject to cancellation, which the Bank can use to meet short term needs. The Bank also has access to funds through the Federal Reserve Bank discount window. The Bank maintained at September 30, 1996, approximately 19% of its total assets in liquid assets.

Total deposits decreased by $23.1 million, or 20.5%, consisting of a $12 million decrease in demand deposits, a $9.7 million decrease in savings and NOW accounts and a $1.7 million decrease in money market accounts, at September 30, 1996 as compared to December 31, 1995. The decrease was primarily related to excess liquidity at the beginning of the period, as well as, decisions made by the Banks asset-liability committee which serves to monitor and maintain adequate liquidity levels at the Bank.

CAPITAL RESOURCES

Management seeks to maintain a level of capital adequate to support asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The Company and the Bank are required to achieve certain risk-based capital standards and leverage capital standards. The risk-based capital standards establish capital requirements that are more sensitive to risk differences between various assets, consider off balance sheet activities in assessing capital adequacy, and minimize the disincentive to holding liquid, low risk assets.

         The following table sets forth the regulatory capital ratios of the Company and the Bank at September 30, 1996 (dollars in thousands):

                                                  Company                            Bank
                                         ------------------------          ------------------------
                                          Amount            Ratio           Amount            Ratio
                                         --------           -----          --------           -----
Tier 1 Capital                           $  7,233           10.18%         $  7,483           10.64%
Tier 1 Capital
   minimum requirement                   $  2,842            4.00%         $  2,812            4.00%
                                         --------           -----          --------           -----
   Excess                                $  4,391            6.18%         $  4,671            6.64%

Total capital                            $  8,126           11.44%         $  8,366           11.90%
Total capital
   minimum requirement                   $  5,684            8.00%         $  5,625            8.00%
                                         --------           -----          --------           -----
   Excess                                $  2,442            3.44%         $  2,741            3.90%

   Risk-weighted assets                  $ 71,044                          $ 70,309

  Tier 1 capital                         $  7,233            6.99%         $  7,483            7.38%
  Tier 1 capital
   minimum requirement                   $  4,140            4.00%
                                         --------           -----
  Memorandum
     requirement                                                           $  6,840            6.75%
                                                                           --------           -----
  Excess                                 $  3,093            2.99%         $    643            0.63%

 Total average assets                    $103,501                          $101,333

The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of September 30, 1996, the Company and the Bank had leverage ratios of 6.99% and 7.38%, respectively.

In the year 1995, the Board of Directors of the Company and the Bank entered into memorandums' of understanding with the Federal Reserve Bank ("the FRB Memorandum"), the FDIC ("FDIC Memorandum) and the State Banking Department ("SBD Memorandum"). Under these Memorandums, the Company, among other things, may not directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and may not pay cash dividends without the prior written consent of the Federal Reserve Bank. The Bank is also required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

The Company and the Bank are currently in full compliance, and management believes that it can continue to comply with the terms of the FRB Memorandum, the FDIC Memorandum and the SBD Memorandum, and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with any Memorandum could result in regulatory action.

The Company expects that future dividends will depend on profitability and the maintenance of acceptable financial results.

Results of Operations

Net Income (Loss)

During the third quarter of 1996, the Company had net income of $40,000 as compared to a net loss of $1,185,000 for the third quarter 1995. For the nine months ended September 30, 1996 the Company had net income of $315,000 as compared to a net loss of $1,340,000 for the period of 1995. The improved results for the 1996 period relates primarily to lower provisions for loan losses and continued reductions in non-interest expenses.

Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets and interest paid on deposits and other sources of funds. Net interest income decreased 24.2% for the third quarter of 1996 as compared to the third quarter of 1995. The decrease was due primarily to a $0.9 million reduction in interest income from loans offset by a $0.3 million reduction in interest expense on notes payable, for the third quarter of 1996 as compared to the same period in 1995. Net interest income for the third quarter of 1995 included $0.4 million of net interest income from Business Credit loans, most of which were sold during the third quarter of 1995. Net interest income remained relatively unchanged when the Business Credit net interest income is excluded from the third quarter of 1995.

Net interest income decreased 27.3% for the nine months ended September 30, 1996 as compared to the same period in 1995. The decrease relates primarily to lower loan volume in 1996 and lower interest expense on notes payable, all of which related to Business Credit assets included in the 1995 net interest income.

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

At September 30, 1996, the allowance for loan losses was $1.3 million or 1.86% of total loans, as compared to $1.5 million or 2.09% of total loans at December 31, 1995 and $1.7 million or 2.40% of total loans at September 30, 1995. The allowance for loan losses was 110% of nonaccrual loans at September 30, 1996 as compared to 59% at December 31, 1995 and 79% at September 30, 1995. During the three months ending September 30, 1996, the Company made additions to the allowance of $84,000 compared to $486,000 of additions during the same period in 1995. For the first nine months of 1996 the Company made additions to the allowance of $265,000 compared to $686,000 for the same period in 1995. Reductions from the allowance in the form of net charge-offs amounted to $488,000 for the nine months ending September 30, 1996 as compared to $902,000 for the same period in 1995.

The Company has established a separate allowance for losses on real estate held for sale which amounted to $0.2 million, $1.1 million, and $0.5 million, at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. This allowance is not included in the allowance for loan losses but is carried as a reduction of real estate held for sale.

Further, the Company maintains an allowance for losses on loan repurchases which amounted to $0.4 million at September 30, 1996, $0.8 million at December 31, 1995 and $0.9 million at September 30, 1995. This allowance is carried in other liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and any losses thereon. Management believes that the allowance for losses on loan repurchases at September 30, 1996 was adequate to absorb future losses on loan repurchases. However, no assurance can be given that the Company will not incur additional losses on such repurchases.

Taking into account economic trends in the condition of the loan portfolio management believes that the allowance for loan losses at September 30, 1996 was adequate to absorb known and inherent risks in the loan portfolio. However, no assurance can be given that the Company will not incur additional losses on these loans or that additional provisions for loan losses will not be required.

Noninterest Income

Noninterest income for the third quarter of 1996 was $0.2 million compared to $1.7 million for the same period in 1995. Included in noninterest income for the third quarter of 1995 and the first nine months of 1995, was a $1.5 million gain from the sale of Business Credit assets. For the first nine months of 1996, noninterest income decreased to $1.0 million from $2.3 million in 1995. Excluding the Business Credit gain, noninterest income remained relatively unchanged for the periods being presented.

Noninterest Expense

Noninterest expense decreased 57.6% for the third quarter of 1996 to $1.6 million compared to $3.8 million for the same period in 1995. Salaries, wages and employee benefits decreased to $0.7 million from $0.9 million for the third quarter of 1996 as compared to the same quarter in 1995. The 25% reduction in salaries, wages and employee benefits for the third quarter of 1996, reflects the lower cost achieved from the sale of Business Credit assets, in the third quarter of 1995, as well as, continued downsizing in the Bank. In addition, cost of real estate operations declined 81% in the third quarter of 1996 as compared to 1995, primarily as result of the continued liquidation of real estate held for sale and the elimination of the costs associated with maintaining those assets. For the first nine months of 1996 Noninterest expense decreased to $5.0 million from $8.6 million for the same period in 1995. The reduction in noninterest expense for the first nine months of 1996, as compared to 1995, reflect reduced legal and consulting fees, along with substantial reductions in the cost associated with real estate operations.

Income taxes

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

                                       STERLING WEST BANCORP
                                            (Registrant)




DATED:  November 12, 1996              By /s/ Joseph C. Carona
                                          --------------------
                                          Joseph C. Carona
                                          Chief Financial and
                                          Accounting officer