Form 10-K405
period 1996-12-31
STERLING WEST BANCORP
filed 1997-03-31
CIK 702170

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

MARK ONE:

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER  31, 1996

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

                               Yes   X    No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  As of March 15, 1997, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $4,061,000.

         Number of shares of common stock of the Registrant outstanding
                     as of March 15, 1997:      1,710,214.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement For Annual Meeting of           Part III of Form 10-K
Shareholders which will be filed within 120 days of the fiscal year ended December 31, 1996.

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                     PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23
Item 3.          Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23
Item 4.          Submission of Matters to A Vote of Securities Holders. . . . . . . . . . . . . . . . .        23
Item 4. (A)      Executive Officers of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . .        24

                                     PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder
                          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25
Item 6.          Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26
Item 7.          Management's Discussion and Analysis of Financial Condition and
                          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27
Item 8.          Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .       50
Item 9.          Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .       50

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .        51
Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        51
Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .        51
Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .        51

                                     PART IV

Item 14.           Exhibits, Financial Statements, Schedules and Reports on Form 8-K  . . . . . . . . .        52

                                     PART 1

     Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such, may involve risks and uncertainties. These forward- looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward- looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business -- Factors That May
Affect Future Results".

ITEM 1.  BUSINESS.

Sterling West Bancorp

          Sterling West Bancorp (the "Company") is a bank holding company organized as a California corporation on January 21, 1982 under the name of Sterling Bancorporation. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The
Company commenced business on December 15, 1982 when, pursuant to a reorganization, it acquired all of the voting stock of Sterling Bank
("Bank"). On September 15, 1983, Sterling Business Credit, Inc., a commercial finance corporation, was formed as a wholly-owned subsidiary of the Company ("Business Credit"). The Company is in the process of liquidating the assets of Business Credit. "See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sale of Business Credit Assets". On November 11, 1983, BSC Mortgage Corporation ("BSC"), a mortgage banking subsidiary, commenced operations as a wholly-owned subsidiary of the Bank. During the fourth quarter of 1994 the Company discontinued the mortgage banking operations of BSC. "See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Discontinued Operations and Note 5 to Consolidated Financial Statements." In May 1992, the Company changed its name to Sterling West Bancorp.

     The Company's principal business is to serve as a holding company for the Bank, Business Credit and for other banking or finance-related subsidiaries which the Company may establish or acquire. During 1996, the Company's principal sources of income were management fees paid by the Company's subsidiaries. Legal and contractual limitations are imposed on the amount of dividends that may be paid by the Bank and Business Credit, respectively, to
the Company.  See "ITEM  1.  BUSINESS   -- Supervision and Regulation  --
Restrictions on Transfers of Funds to the Company by the Bank and Business Credit" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Note
13 to Consolidated Financial Statements." At December 31, 1996, the Company had total consolidated assets of approximately $104.6 million, total consolidated net loans of approximately $67.6 million, total consolidated deposits of approximately $96.2 million and total consolidated stockholders' equity of $7.3 million. The discussion and analysis for the year ended December 31, 1996 primarily reflect the operations of the Bank. The financial results for the year ended December 31, 1995 and 1994 includes results of operations of the formerly active subsidiary, Sterling Business Credit, Inc., as well as the mortgage banking operations of BSC, which have since been discontinued. The remaining assets of Business Credit and BSC made no material contribution to the financial results for the year ended December 31, 1996.

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

Banking Services

          The Bank provides a wide range of commercial banking services primarily for professionals and small and medium-sized businesses. Deposit services include those traditionally offered by commercial banks, such as checking accounts, savings accounts, interest-bearing negotiable orders of withdrawal ("NOW") accounts, money market deposit accounts, and time certificates of deposit. The Bank engages in a variety of lending activities, including commercial, asset-based, real estate-construction and development, real estate-collateralized and mortgage, personal, Small Business Administration ("SBA"), home improvement, and other installment and term loans. The Bank offers a wide range of traditional services designed to attract and serve the needs of its customers, such as travelers' checks, safe deposit boxes at the Wilshire Regional Office, collection services and telephone transfers. All of the above-mentioned services are offered to the Bank's clients on a personalized basis, except at the Mid-Valley Branch Office which is a drive-up facility. Each Bank client is assigned to one "Sterling Banker" who is primarily responsible for serving the client's banking needs. The Bank does not presently operate nor does it intend in the near future to operate a trust department. The Bank makes arrangements with correspondent institutions to provide international banking services.

BSC

          BSC, a wholly-owned mortgage banking subsidiary of the Bank, was engaged in the business of originating, acquiring, processing, selling in the secondary market and servicing of first and second trust deed loans secured by residential properties. During the fourth quarter of 1994 the Company discontinued its mortgage banking operations, substantially all of which were performed by BSC. By December 31, 1994 the Company had ceased solicitation of new applications, had funded the mortgages in its pipeline and had completed the sale of substantially all of its residential mortgage servicing portfolio. BSC's servicing activities required it to perform certain administrative duties relating to the loans it originated or acquired and sold under agreements that provided for payment to BSC of a servicing fee. The servicing fee was generally based on the outstanding principal balance of the loans. Servicing includes, among other duties, collecting monthly payments from the borrower, maintaining escrow accounts and making payments of real estate taxes and insurance premiums. BSC was licensed by the California Department of Real Estate. During 1995, the Company settled a dispute over repurchase liability relating to mortgage loans originated by BSC. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Discontinued Operations, and Note 5 to the Consolidated Financial Statements".

Business Credit

          Business Credit was formed as a wholly-owned subsidiary of the Company on September 15, 1983 and commenced operations on June 27, 1984. Business Credit operates as a commercial finance company, financing accounts receivables, inventory and equipment. Business Credit maintains one office which is located at the Wilshire Center Office. On September 7, 1995,
Business Credit sold approximately $15.2 million of loans to First Capital Corporation. Business Credit retained certain assets and at December 31, 1996 had approximately $1.5 million in total assets which included $1.0 million in net loans. The Company is in the process of liquidating these loans and other assets and has agreed with the purchaser to not compete within California until September 7, 1997. Business Credit made no material contribution to the results of operations for the year ended December 31, 1996. See "ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sale of Business Credit Assets."

Competition

         The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 5 offices located in the Greater Los Angeles area.

Effect of Governmental Policies and Legislation

         Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprises the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company or the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial services provider are frequently made in Congress, in the California legislature and before various bank regulatory and other
professional agencies.   The likelihood of any major legislative changes and
the impact such changes might have on the Company are impossible to predict. See "ITEM 1. BUSINESS - Supervision and Regulation."

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

         Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."

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

         The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the FRB adopted as an interim rule, risk-based capital ratios (on a consolidated basis) that are, with the exception of the leverage ratio (which is lower), the same as the levels set for determining that a state member bank is well capitalized under the provisions established under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

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

         The Company believes it was in compliance with all of the provisions of the FRB Memorandum as of December 31, 1996. Failure to comply with the terms of the FRB Memorandum could result in further regulatory action by the Federal Reserve Bank.

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

         The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department ("the SBD").

         Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

         The Bank

         The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the SBD and the Federal Depository Insurance Corporation ("FDIC"). If, as a result of an examination of a Bank, the FDIC or the SBD, should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC and the SBD. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter.

         Additionally, the FDIC and the SBD are empowered to enter into a memorandum of understanding with a bank requiring specific corrective actions. As a result of examinations of the Bank in 1994, the FDIC and the SBD proposed that the Board of Directors of the Bank enter into a memorandum of understanding which would replace and supersede the provisions of any prior memorandums of understanding. In March 1995, the FDIC, the SBD and the Board of Directors of the Bank entered into memorandums of understanding with each of the FDIC and the SBD ("the FDIC Memorandum" and "SBD Memorandum", respectively). Under these Memorandums, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of the FDIC and the Superintendent.

         The Bank believes it was in compliance with the provisions of the FDIC Memorandum and the SBD Memorandum at December 31, 1996. Management believes the Bank can continue to comply with the terms of these Memorandums and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with the terms of the FDIC Memorandum could result in further regulatory action. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources, and Note 11 to the Financial Statements".

         The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "ITEM 1. BUSINESS - Supervision and Regulation - Premiums for Deposit Insurance." Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

         Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."

         Restrictions on Transfers of Funds to the Company by the Bank

         The Company is a legal entity separate and distinct from the Bank. The Compan's ability to pay cash dividends is limited by California law.
Under California law, shareholders of the Company may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend or (ii) after giving effect to the dividend, the corporation's assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

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

         There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or a bank's net income for its previous three fiscal years (less any distributions made to shareholders by the bank or by any majority-owned subsidiary of the bank during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greatest of the retained earnings of the bank, net income for such bank's last fiscal year or the net income of the bank for its current year.

         The FDIC and the Superintendent also have authority to prohibit the Bank from engaging in activities that, in such agencies' opinions, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the Superintendent could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction.
Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.

         At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends and certain management and service fees paid by the Bank. At December 31, 1996, the Bank, as a result of losses, had no retained earnings legally available for the payment of cash dividends. Under the terms of the FDIC Memorandum, the Bank is prohibited from paying cash dividends to the Company unless the payment is approved in advance by the Regional Director of the FDIC and the Superintendent.

         The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital stock and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

         Capital Standards

         The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off- balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of, among other things, (i) common stockholders' equity capital (includes common stock and related surplus, and undivided profits); (ii) noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), including any related surplus; and (iii) minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of: (i) a limited amount of the allowance for possible loan and lease losses; (ii) cumulative perpetual preferred stock; (iii) perpetual preferred stock (and any related surplus); (iv) term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets
must be 3%.   For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. In the case of the Bank, as a result of entering into the FDIC Memorandum and the SBD Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets. Additionally, pursuant to the FRB Memorandum, the Company is required to maintain the Bank's Tier 1 capital at such level. For discussion of the Companys' and the Bank's capital, see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS -- Capital Resources".

         In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy.
A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses ("ALLL") which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALLL.

         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits available for the payment of dividends.

         Prompt Corrective Action and Other Enforcement Mechanisms

         Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An insured depository institution will be classified in the following categories based, in part, on the capital measures indicated below:

         "Well capitalized"Adequately capitalized"
         ---------------------------------------------------------------------------
         Total risk-based capital of 10%;                   Total risk-based capital of 8%;
         Tier 1 risk-based capital of 6%; and               Tier 1 risk-based capital of 4%; and
         Leverage ratio of 5%.                              Leverage ratio of 4%.

         "Undercapitalized"Significantly undercapitalized"
         -----------------------------------------------------------------------------------
         Total risk-based capital less than 8%;             Total risk-based capital less than 6%;
         Tier 1 risk-based capital less than 4%; or         Tier 1 risk-based capital less than 3%; or
         Leverage ratio less than 4%.                       Leverage ratio less than 3%.

         "Critically undercapitalized"
         -----------------------------
         Tangible equity to total assets less than 2%.

         An institution that, based upon its capital levels, is classified as "well capitalized,"adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or is deemed to have notice, that the institution is undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan: (i) specifies: (a) the steps the institution will take to become adequately capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the FDIA; and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and
(iii) would not appreciably increase the risk (including credit risk, interest-rate risk, and other types of risk) to which the institution is exposed. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions and (iii) impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "ITEM 1. BUSINESS - Supervision and Regulation - Potential Enforcement Actions."

         Safety and Soundness Standards

         Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
These standards are designed to identify potential safety- and-soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and
(vi) compensation, fee and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the
institution to correct the deficiency.    Effective October 1, 1996, the
federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses;
(iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are
sufficient for the maintenance of adequate capital and reserves.   If an
institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

         Premiums for Deposit Insurance

         The FDIC has adopted final regulations implementing a risk-based
premium system required by federal law.   On November 14, 1995, the FDIC issued
regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposits to 27 cents per $100 of deposits applicable to members of the Bank Insurance Fund ("BIF"). To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. A well-capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other
information relevant to evaluating the risk posed by the institution.   The
three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).

                 The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

                  Assessment Rates Effective January 1, 1996*

                                                     Group A      Group B     Group C
                                                     --------------------------------
         Well Capitalized . . . . . . . . . . . .       0            3           17
         Adequately Capitalized . . . . . . . . .       3           10           24
         Undercapitalized . . . . . . . . . . . .      10           24           27

         *Assessment figures are expressed in terms of cents per $100 per deposits.

                 During 1996, the Bank's annual assessment rate was 17 cents per $100 of deposits, and at January 1, 1997 was 3 cents per $100 of deposits.

                 On September 30, 1996, Congress passed the Budget Act, which capitalized the Savings Association Insurance Fund ("SAIF") through a one-time special assessment on SAIF-insured deposits and required banks to now share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment has been set at 65.7 cents per $100 insured by the thrift funds as of March 31, 1995. Effective January 1, 1997 and continuing through December 31, 1999, for the FICO payments, SAIF-insured institutions will pay 3.2 cents per $100 in domestic deposits and BIF-insured institutions, like the Bank, will pay 0.64 cents per $100 in domestic deposits. Full pro rata sharing of the FICO interest payments takes effect on January 1, 2000.

                 The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums under the risk-based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%).

         Interstate  Banking and Branching

         On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate
Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control
(a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

         The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

         Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend on the law of the state. In October 1995, California adopted an early "opt in" statute under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

         Community Reinvestment Act and Fair Lending Developments

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.
         In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance, rather than the extent to which the institution conducts community needs assessments, documents community outreach, activities or complies with other procedural requirements.

         In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

         In connection with its assessment of CRA performance, the Bank's regulators assign a rating of "outstanding," "satisfactory," "needs to
improve" or "substantial noncompliance."   Based on an examination conducted
during January, 1996, the Bank was rated "Satisfactory".

         Potential Enforcement Actions

         Commercial banking organizations, such as the bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

         Recent Accounting  Pronouncements

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities". SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

Employees

At December 31, 1996, the Company, and the Bank, employed 63 individuals. The Company believes that its employee relations are excellent.

Factors That May Affect Future Results

The following is a discussion of certain factors which may affect the Company's financial results and operations, and should be considered in evaluating the Company.

Economic Conditions and Geographic Concentration. The Company's operations are concentrated in Southern California. The results of the Company depend largely upon economic conditions in this area, which have been relatively volatile over the last several years. While the Southern California economy recently has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

Interest Rates. The Company anticipates that interest rate levels will remain generally stable in the near future, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and those paid on deposits.

Government Regulation and Monetary Policy. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results.

Competition. The banking and financial services business in the Company's market areas are highly competitive. The increasingly competitive environment is a result in part of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results.

Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

ITEM 2.  PROPERTIES.

            The head offices of the Company, Business Credit and the Bank are located at the Wilshire Center Office at 3287 Wilshire Boulevard, Los Angeles, California. The Bank leases 16,500 square feet of a three-story building under a twenty-five year lease which expires June 2, 2005. The Company occupies office space within the premises leased by the Bank. The total lease payment is currently $35,429 per month and the total lease expense was $425,148 and $434,820 for the years 1996 and 1995, respectively.

            Except for the Mid-Valley Branch Office, which is owned by the Bank, all regional branch properties include options to renew. For the year ended December 31, 1996, annual rental payments under these leases aggregated $129,951. The Mid-Valley Branch Office is not subject to any encumbrances.

            The Company's total rental expense for the year ended December 31, 1996, exclusive of furniture and equipment expense, was approximately $593,000. Management believes that its existing facilities are adequate for its present purposes.

ITEM 3.   LEGAL PROCEEDINGS.

            The Company, BSC, Bank and Business Credit are involved in various legal proceedings and litigation in the normal course of their business. See "ITEM 1. BUSINESS - Supervision and Regulation -- The Bank" and "-- The Company," for a discussion of the FDIC Memorandum between the Board of Directors of the Bank and the FDIC; and the FRB Memorandum between the Board of Directors of the Company and the Federal Reserve Bank. While no assurance can be given as to the likelihood of an unfavorable outcome of any such litigation or the estimated amount of potential loss, if any, based upon currently available information the Company does not believe that the outcome of any such litigation will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4(A).  EXECUTIVE OFFICERS OF REGISTRANT.

            As of March 15, 1997, the executive officers of the Company were:

                                            Current Position with
          Name             Age           Company and its Subsidiaries
          -----------------------------------------------------------
Joseph C. Carona           55            Chief Financial Officer, Executive Vice President,
                                         Company; President, Sterling Bank

Reginald R. Prout          52            Chief Financial Officer and Cashier, Sterling Bank

Allan E. Dalshaug          65            Chairman of the Board, Chief Executive Officer and
                                         President, Company; Chairman of the Board
                                         and Chief Executive Officer, Sterling Bank; Chairman of
                                         the Board, Chief Executive Officer, Sterling
                                         Business Credit, Inc.

Donald Mintz               53            Chief Financial Officer, Sterling Business Credit,
                                         Inc.

          Mr. Carona was President of Columbia National Bank, a national banking association located in Santa Monica, California, from May 1982 until joining Sterling Bank as President in August 1989. Mr. Carona became Executive Vice President of the Company in January 1991.

          Mr. Prout was Executive Vice President and Chief Operating Officer of Columbia National Bank, a national banking association located in Santa Monica, California, from September 1982 until joining Sterling Bank as Executive Vice President and Chief Administrative Officer in July 1990. Mr. Prout became Chief Financial Officer and Cashier of the Bank in June 1996.

          Mr. Dalshaug has served as Chairman of the Board, Chief Executive Officer and President of the Company since 1982. Mr. Dalshaug also serves as Chief Executive Officer of the Bank and Business Credit, and, prior to 1989, served in the additional capacity of President of Sterling Bank.

          Mr. Mintz was Senior Vice President & Manager of First Charter Bank located in Los Angeles, CA. from June 1989 until joining Sterling Bank as Vice President of Asset Based Lending, in June 1996. Mr. Mintz became Vice President of Sterling Business Credit in July 1996 and Chief Financial Officer of Sterling Business Credit in September 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          Since July 1992 the common stock of the Company has traded on The Nasdaq Stock Market as a National Market Issue under the symbol SWBC. The number of shareholders of record at March 15, 1997 was approximately 360.

          The following table sets forth high and low sales prices for the Company's common stock for the period from January 1, 1995 to December 31, 1996 as reported by The Nasdaq Stock Market:


                 Quarter Ended               High           Low
                 -------------
             March 31, 1995                  $2.00          $1.25
             June 30, 1995                   $3.00          $1.25
             September 30, 1995              $3.00          $1.75
             December 31, 1995               $3.25          $2.25

             March 31, 1996                  $4.13          $2.88
             June 30, 1996                   $3.00          $2.63
             September 30, 1996              $3.25          $2.88
             December 31, 1996               $3.63          $3.00

         The Company declared no cash dividends in 1995 or 1996. The Board of Directors suspended the quarterly cash dividends of $0.05 per common share in the third quarter of 1993 in order to conserve capital. The Company expects that future dividends will depend on continued profitability and the maintenance of acceptable financial results in the future. There are restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank and Business Credit" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA - Note  13 to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA.



                                       1996               1995              1994              1993              1992
                                       ----               ----              ----              ----              ----
Consolidated Statements
-----------------------
of Operations
-------------

  Interest income                      $8,790,000      $ 12,380,000      $ 12,436,000      $ 13,396,000       $ 14,676,000

  Interest expense                      2,529,000         4,208,000         3,986,000         4,045,000          4,786,000

  Net interest income                   6,261,000         8,172,000         8,450,000         9,351,000          9,890,000

  Provision for loan losses               886,000         1,104,000           266,000         1,025,000            815,000

  Net income (loss)  from
      continuing operations               343,000        (1,515,000)           29,000           (99,000)          (507,000)

  Net income (loss) from
      discontinued operations                  --        (1,924,000)       (2,904,000)         (667,000)           374,000

 Net income (loss) (1)                    343,000        (3,439,000)       (2,875,000)         (366,000)          (133,000)

   Per share (2) (3):
   Net income (loss) (1)                    $0.20            $(2.01)           $(1.68)           $(0.22)            $(0.08)

  Cash dividends                               --                 --               --             $0.10              $0.19

  Consolidated Balance Sheets
 ----------------------------

   Total assets                      $104,561,000      $122,419,000      $132,491,000      $153,018,000       $174,752,000

   Total loans (4)                     68,889,000        72,406,000        91,075,000        91,061,000        120,268,000

   Allowance for loan losses            1,260,000         1,510,000         1,613,000         1,899,000          1,980,000

   Investment securities                7,224,000         7,614,000         6,974,000         7,587,000          7,807,000

   Total deposits                      96,186,000       112,376,000       107,098,000       122,511,000        133,238,000

   Stockholders' equity                 7,261,000         6,918,000        10,357,000        13,232,000         13,589,000

--------------------------

(1) Net loss for 1993 includes income of $400,000 or $0.23 per share related to the cumulative effect of a change in accounting for income taxes.

(2) Income (loss) per share from discontinued operations was $(1.12), $(1.70) and $(0.39) for 1995, 1994 1993, respectively.

(3)  Adjusted to reflect a 5% stock dividend paid in October 1993.

(4)  Gross loans net of undisbursed loan funds and deferred fees and costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements under this caption may constitute "forward-looking statements" under the Reform Act, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business -- Factors That May Affect Future Results".

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the year ended December 31, 1996 primarily reflect the operations of the Bank. Financial condition and Results of Operations for each of the two years ending December 31, 1995 include assets and income earned by the formerly active subsidiary, Business Credit and the discontinued mortgage banking operations of BSC. During the third quarter of 1995, the Company sold substantially all of the assets of Sterling Business Credit, Inc. (See "Item 7. Sale of Business Credit Assets"). In addition, during the fourth quarter of 1994, the Company discontinued the its mortgage banking operations, substantially all of which were performed by BSC. ( See "Item 7. Discontinued Operations"). The few remaining assets of Business Credit and BSC made no material contribution to the results of operations for the period ending December 31, 1996. The Bank and Business Credit are wholly-owned subsidiaries of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, securities and other earning assets, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to a lesser extent service charges on deposit accounts and other noninterest income. In addition, the Company's operating expenses principally consist of salaries, wages and employee benefits, occupancy expenses, real estate operations expense and other general noninterest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and actions of regulatory authorities.

FINANCIAL CONDITION


Distribution of Assets, Liabilities, and Stockholders' Equity

         The following table sets forth the Company's consolidated average balances of each principal category of assets, liabilities and stockholders' equity and the percentage distribution of these items for each of the past two fiscal years (dollars in thousands).

                                                          1996                     1995
                                                          ----                     ----
                                                 Average       Percent      Average    Percent
ASSETS:                                          Balance       of Total     Balance    of Total
------
Cash and due from banks                          $  5,531         5.33%     $  5,132       4.11%
Federal funds sold                                 14,925        14.38        14,881      11.90
Securities held to maturity                         7,505         7.23         7,328       5.87
Loans receivable, net                              69,703        67.13        82,503      66.01
Real estate held for sale                           2,888         2.78         5,013       4.00
Fixed assets, net                                   1,231         1.18         1,296       1.04
Other assets                                        2,043         1.97         8,837       7.07
                                                 ----------------------------------------------
            Total assets                         $103,826       100.00%     $124,990     100.00%
                                                 ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------

Deposits:
  Demand                                          $27,401        26.39%      $30,360      24.29%
  Savings and NOW accounts                         52,966        51.02        55,088      44.07
  Money market accounts                             6,324         6.09         7,823       6.26
  Time deposits                                     7,416         7.14         7,623       6.10
Notes payable                                         443         0.43        10,216       8.17
Other liabilities                                   1,988         1.91         3,889       3.11
                                                 ----------------------------------------------
      Total liabilities                            96,538        92.98       114,994      92.00
Stockholders' equity                               7,288         7.02         9,996       8.00
                                                 ----------------------------------------------
    Total liabilities and
     stockholders' equity                       $103,826       100.00%     $124,990     100.00%
                                                 ==============================================

The Company's total average assets decreased 16.9% to $103.8 million at December 31, 1996 as compared to $125.0 million at December 31, 1995. The Company's ratio of average earning assets to average assets was 88.7% for 1996 compared to 83.8% for 1995. The significant change in average assets was primarily attributable to a 15.5% decrease in loans receivable. Average loans receivable, net at December 31, 1996, are significantly less than the average balances shown at December 31, 1995 primarily as a result of the sale of most of Business Credit's loan portfolio.

Loan Portfolio

              The following table sets forth the amount of loans outstanding and their respective percentages, as of the dates indicated by major categories (dollars in thousands).

                                                                 December 31,
                                                                 ------------
                                                     1996                           1995
                                                     ----                           ----
                                            Amount          Percent        Amount          Percent
                                            ------          -------        ------          -------
Real estate - construction and
  development                                $5,930            8.6%         $7,816          10.8%
Real estate -  mortgage                      15,234           22.1          17,658          24.4
Commercial and industrial                    46,205           67.1          42,542           58.7
Loans to individuals                          1,444            2.1           3,971            5.5
All other loans                                  76            0.1             419            0.6
                                            -------          ------        -------         ------
        Total Loans receivable (1)          $68,889          100.0%        $72,406         100.0%

--------------------

(1)    Net of undisbursed loan funds and deferred fees and costs.

       Loans receivable decreased to $68.9 million at December 31, 1996 from $72.4 million at December 31, 1995. The reduction was primarily due to $2.0 million of payoffs from the remaining Business Credit assets, and to a lessor extent payoffs in the Bank's Real estate-construction and development and Real estate-mortgage loan portfolio. At December 31, 1996, Real estate-construction and development loans, and Real estate-mortgage loans accounted for 30.7% of total loans as compared to 35.2% of total loans at December 31, 1995. This reduction was offset by a 8.6% increase in Commercial and industrial loans. Commercial and industrial loans accounted for 67.1% of the total loan portfolio at December 31, 1996, as compared to 58.7% for the period ending December 31, 1995.

Maturities and Sensitivity to Changes in Interest Rates

              The following table sets forth the maturity distribution of the Company's loan portfolio at December 31, 1996 (dollars in thousands):



                                                                   Maturing
                                                                   --------
                                                      After One       After Five       After
                                         Within       But Within      But Within        Ten
                                        One Year      Five Years      Ten Years        Years         Total
                                        --------      ----------      ---------        -----         -----
Real estate -
  construction
  and development                        $5,750         $    --         $   --           $180         $5,930
Real estate -
  mortgage                                3,527           7,089          3,297          1,321         15,234
Commercial and industrial                25,775          15,017          1,366          4,047         46,205
Loan to individuals                       1,044             400             --             --          1,444
All other loans                              76              --             --             --             76
                                        --------------------------------------------------------------------
  Total loans (1)                       $36,172         $22,506         $4,663         $5,548        $68,889
                                        ====================================================================

--------------
(1)   Net of undisbursed loan funds and deferred fees and costs.


       The following table sets forth the maturity distribution of the Company's loan portfolio by type of interest rate at December 31, 1996 (dollars in thousands):

                                                After One       After Five       After
                                  Within        But Within      But Within        Ten
                                 One Year       Five Years      Ten Years        Years         Total
                                 --------       ----------      ---------        -----         -----
Fixed
  interest rates                  $7,334          $8,183          $2,001        $1,067        $18,585
Floating or
  adjustable
  interest rates                 $28,838         $14,323          $2,662        $4,481        $50,304
                                 --------------------------------------------------------------------
    Total loans(1)               $36,172         $22,506          $4,663        $5,548        $68,889
                                 ====================================================================

--------------------
(1)  Net of undisbursed loan funds and deferred fees and costs.

Nonperforming Assets

       The Company's consolidated loan portfolio is comprised primarily of the Bank's loan portfolio. The risk of non-payment of loans is an inherent aspect of commercial banking. The degree of perceived risk is taken into account in establishing the structure of, interest rates on and security for specific loans and for various types of loans. The Bank attempts to minimize its credit risk exposure by using thorough loan application, credit review and approval procedures. Lending officers of the Bank have been assigned lending authority up to $10,000 on an unsecured basis. Two executive officers of the Bank have lending authority up to $50,000. Loans which exceed $50,000 are submitted for approval to the Bank's Loan Committee. The Bank's loan portfolio is continually reviewed by loan officers, the President, and the Board of Directors' Audit and Loan Committees. The performance of loans is evaluated on the basis of a thorough review of each borrower's overall creditworthiness, collateral, and other elements which in the judgment of officers and senior management demonstrate the ability of the borrower to continue in business and to meet the repayment terms of the loan(s). If subsequent events lead to a reasonable doubt as to the repayment of a loan in accordance with the agreed upon repayment terms, even though the financial condition of the borrower or the collateral may ultimately be sufficient to reduce or satisfy the obligation, the loan may be placed on a non-accrual basis pending sale of any collateral or the determination that other sources of repayment exist. When a loan is placed on a non-accrual basis, income recognition is discontinued. No further interest income is recognized on such loans until a subsequent determination removes doubt as to collectibility.

       It is the current policy of the Bank to place loans which are unpaid 90 days past their maturity date, or loans which have principal or interest payments 90 days past due, on a non-accrual status unless a determination is made upon evaluation of the collateral or other circumstances indicate that the Bank, as the case may be, will be able to recover all principal and accrued interest.

        The following table summarizes nonperforming assets by (1) loans past due 90 days or more and not on non-accrual, (2) loans accounted for on a non-accrual basis and (3) real estate held for sale (dollars in thousands):

                                                                        December 31,
                                                                        ------------
                                                                  1996                1995
                                                                 ------              ------
Accruing loans past due
  90 days or more                                                  $210                 $25
Non-accrual loans                                                $1,424              $2,539
                                                                 --------------------------
      Total nonperforming loans                                  $1,634              $2,564

Real estate held for sale                                        $2,749              $4,409
                                                                 --------------------------
      Total nonperforming assets                                 $4,383              $6,973
                                                                 ==========================
Nonperforming loans to total loans                                2.37%               3.54%

Nonperforming assets to total assets                              4.19%               5.70%

Allowance for loan losses to
nonperforming assets                                             28.75%              21.65%

Allowance for loan losses to nonperforming loans                 77.11%              58.89%


       Non-performing loans, comprised of non-accrual loans and accruing loans past due 90 days or more, decreased by 36.2% from December 31, 1995, and represented 1.6% of total assets at December 31, 1996, as compared to 2.1% of total assets at December 31, 1995. Non-performing loans represented 2.4% of total loans for the year ended December 31, 1996 as compared to 3.5% for the year ended December 31, 1995. The reduction in non-performing loans is the result of management's continued efforts to address its problem loans and its continued efforts to liquidate its nonperforming assets.

       The amount of interest income foregone in 1996 and 1995 on non-accrual loans was $135,000 and $108,000, respectively. The amount of interest actually included in income in 1996 and 1995 on non-accrual loans was $51,000 and $114,000, respectively.

       At December 31, 1996 and 1995, the Company's total recorded investment in impaired loans was $3.7 million and $2.5 million, respectively. At December
31, 1996,   $2.6 million of the $3.7 million in impaired loans, had a specific allowance for loan losses in the amount of $0.5 million, and an additional $1.1 million of the recorded investment in impaired loans, at December 31, 1996, for which there was no specific allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 were $1.7 million and $2.0 million, respectively. The related amount of interest income recognized during the period on loans impaired was $0.1 million for the year 1996 and $0.1 million for the year ended 1995.

       There were no loans at December 31, 1996 where the known credit problems of a borrower caused the Bank or Business Credit to have serious doubts as to the borrower's ability to comply with the present loan repayment terms and which would result in such loan being included as a non-accrual, past due or restructured loan at some future date. Neither the Bank or Business Credit has any loans to borrowers outside the United States.

       The Company had real estate held for sale of $2.7 million at December 31, 1996 as compared to $4.4 million at December 31, 1995. The Company is carrying these properties at fair value, less estimated selling costs and less a valuation allowance which amounted to $120,000 and $1,100,000 at December 31, 1996 and 1995, respectively. While management does not expect any substantial additional losses on the sale of the remaining properties in excess of the allowances already provided in the consolidated financial statements, no assurance can be given that additional losses will not occur.

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

       The following table shows the allowance for loan losses, loans charged off, recoveries on loans previously charged off, the amount of the provision for loan losses charged to operating expense, the loans outstanding, and certain pertinent ratios as of the dates indicated (dollars in thousands):

                                                 Year ended December 31,
                                                 -----------------------
                                                  1996            1995
                                                  ----            ----
Balance at beginning of period                   $1,510          $1,613

Less: allowance related to sold
         Business Credit loans                       --           (550)

Loans charged-off:
  Real estate
      Construction                                 (57)            (47)
      Mortgage                                    (542)           (166)
  Commercial and industrial                       (560)           (476)
  Loans to individuals                               --            (26)
                                                -----------------------
         Total loans charged-off                (1,159)           (715)

Recoveries on loans charged-off                      23              58
                                                -----------------------

Net charge-offs                                 (1,136)           (657)

Provision for loan losses                           886           1,104
                                                -----------------------
Balance at end of period                         $1,260          $1,510

Total loans
   Average                                      $69,703         $82,503
   At end of period (1)                         $68,889         $72,406

Ratios:

   Net charge-offs
     to average total loans                       1.63%           0.80%
   Allowance for loan losses
     to total loans at end of period              1.83%           2.09%
   Allowance for loan losses
     as a % of nonperforming loans               77.11%          58.89%

__________________
(1)    Net of undisbursed loan funds and deferred fees and costs.

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


                                                           December  31,
                                                           -------------
                                               1996                          1995
                                     --------------------------     -------------------------
                                                      Percent                       Percent
                                                     of Loans                       of Loans
                                     Allowance        in each       Allowance       in each
                                      for Loan      Category to     for Loan      Category to
                                       Losses       Total Loans      Losses       Total Loans
                                       ------       -----------      ------       -----------
Real estate - construction
   and development                       $159          8.6%         $   178          10.9%

Real estate - mortgage                    612          22.1             806          24.4
Commercial and  industrial                466          67.1             468          58.8
Loans to individuals                       22           2.1              55           5.5
All other loans                             1           0.1               3           0.4
                                      ---------------------------------------------------
               Total                  $ 1,260         100.0%        $ 1,510         100.0%
                                      ===================================================

         Management believes that the allowance for loan losses of $1.3 million and $1.5 million or approximately 1.83% and 2.09% of total loans at December 31, 1996 and 1995 was adequate to absorb known and inherent risks in the loan portfolio. Allowance for loan losses to nonperforming loans improved to 77.1% at December 31, 1996, from 58.9% at December 31, 1995. No assurance can be given, however, that economic conditions which may adversely affect the Bank's or Business Credit's service areas or other circumstances will not be reflected in increased losses in the Bank's or Business Credit's loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources."

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

Asset/Liability Management and Liquidity

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

The following table sets forth information concerning interest rate sensitivity of the Company's consolidated interest earning assets and interest bearing liabilities as of December 31, 1996 (dollars in thousands). Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.


                                                                                         Non-rate
                                                                                         Sensitive
                                                  Immediate       Three       Six            &
                                                  Through        Through     Through        Over
                                                   Three           Six       Twelve        Twelve
                                                   Months         Months      Months       Months       Total
Interest earning Assets
  Cash equivalents                                 $18,393            --           --           --      $18,393
  Securities held to maturity                          601           393        1,100        5,130        7,224
  Loans receivable                                  52,159         1,125        3,253       12,352       68,889
                                                   ------------------------------------------------------------

     Total interest earning assets                 $71,153        $1,518       $4,353      $17,482      $94,506

Interest bearing liabilities
  Interest-bearing deposits                        $60,135          $431       $2,089          990       63,645
                                                   ------------------------------------------------------------
     Total interest bearing liabilities            $60,135          $431       $2,089         $990      $63,645
                                                   ------------------------------------------------------------
Interest rate sensitivity gap                      $11,018        $1,087       $2,264      $16,492
                                                   =======        ======       ======      =======

Cumulative interest rate sensitivity gap           $11,018       $12,105      $14,369      $30,861
                                                   =======       =======      =======      =======



         Liquidity

         The Bank's Asset-Liability Management Committee manages a liquidity position, the parameters of which are approved by the Board of Directors. Liquidity is derived from both the asset and liability sides of the balance sheet. While the Bank relies primarily on deposits for its source of funds, the Bank had available $18.4 million of federal funds sold and a $7.2 million investment portfolio at December 31, 1996, all of which could be used as immediate sources of funds. In addition, the Bank has access to a $3.5 million federal funds purchase line of credit from Community Bank, subject to cancellation, which the Bank can use to meet short term needs. The Bank also has access to funds through the Federal Reserve Bank discount window. The Bank maintained at December 31, 1996 approximately 31% of its total assets in liquid assets.

         The Committee members are the Chairman of the Board, the President, who monitors loan funding needs; the Chief Financial Officer & Cashier, who monitors sources of funds, and who carries out the instructions of the Committee for securities and large denomination time deposit transactions; and one outside member of the Board of Directors.

         The Company relies on asset/liability management to accommodate changes in loan demand and core deposit levels. A key aspect of asset/liability management is liquidity, or the Company's ability to meet possible deposit withdrawals, to provide for the credit needs of its customers and to take advantage of investment opportunities as they arise.

         Sources of liquidity include payment of dividends from its subsidiary companies. Payment of dividends is subject to statutory and regulatory limitations. As a result of past losses, at December 31, 1996, the Bank had no retained earnings legally available for the payment of cash dividends. See Note 13 to the Consolidated Financial Statements.

         The Company's most liquid assets are cash and cash equivalents and its investment portfolio. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. The liquidity needs of the Company, primarily relate to the Bank. The liquidity needs of the Company at this time are minimal.

       Investment Portfolio

       The following table shows the carrying value of the Company's portfolio of Securities held to maturity at December 31, 1996 and December 31, 1995 (dollars in thousands). Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                                                                December 31,
                                                                ------------
                                                            1996              1995
                                                            ----              ----
Obligations of U.S. and U.S.
  government agencies . . . . . . . . . . . .              $6,814            $7,166
Non-taxable municipal bonds . . . . . . . . .                 213               250
Interest-bearing deposits . . . . . . . . . .                 197               198
                                                           ------------------------
    Total investment securities
          held to maturity  . . . . . . . . .              $7,224            $7,614
                                                           ========================

       Maturity Distributions of Investment Portfolio

              The following table shows the maturities of securities held to maturity at December 31, 1996 and the weighted average yields of such securities (dollars in thousands):

                                                                      Maturing
                                           ------------------------------------------------------------------------

                                                                          After One                  After Five
                                                 Within                   But Before                 But Before
                                                One Year                  Five Years                 Ten Years
                                           --------------------      --------------------      --------------------
                                                       Weighted                  Weighted                  Weighted
                                           Book        Average        Book       Average        Book       Average
                                           Value       Yield(1)      Value       Yield(1)      Value       Yield(1)
                                           -----       --------      -----       --------      -----       --------
Obligations of U.S. and U.S.
  government agencies                      $1,896        5.50%       $4,417        5.94%        $501          5.84%
Non-taxable municipal bonds                    --           --          213        6.50%          --             --
Interest-bearing deposits                     197        5.89%           --           --          --             --
                                           ------------------------------------------------------------------------
        Total                              $2,093        5.70%       $4,630        6.22%        $501          5.84%
                                           ========================================================================

------------------

         (1) Weighted average yield is computed on a yearly basis and yields on tax-exempt obligations are computed on a tax equivalent basis.

         As of December 31, 1996, the Company held no securities held to maturity of any issuer (other than securities issued by the U.S. and U.S. government agencies) with an aggregate carrying value which exceeded 10% of stockholders' equity.

         Sources of Funds - Deposits

         The average amounts of deposits, together with average rates paid thereon, are summarized below (dollars in thousands):

                                                 1996                               1995
                                                 ----                               ----
                                         Average        Average             Average         Average
                                         Balance       Rate Paid            Balance        Rate Paid
                                         -------       ---------            -------        ---------
Demand deposits                          $27,401           --%               $30,360           --%
Savings deposits (1)                      52,966          3.85                55,088          4.82
Money market accounts                      6,324          1.50                 7,823          1.76
Time deposits                              7,416          4.71                 7,623          4.33
                                         -------         -----              --------         -----

                                         $94,107         3.35%              $100,894         3.64%
                                         =======         =====              ========         =====

------------------
(1)    Includes NOW Accounts.

       Total average deposits decreased by 6.73% or $6.8 million at December 31, 1996 as compared to December 31, 1995. The decrease was primarily related to normal fluctuations in Demand deposits, Savings deposits and Money market accounts, as well as, decisions made by the Banks asset-liability committee.

       The remaining maturities of the certificates of deposit $100,000 or more at December 31, 1996 are as follows (dollars in thousands):

                  3 months or less                       $2,406
                  Over 3 through 6 months                   430
                  Over 6 through 12 months                  485
                  Over 12 months                            399
                                                         ------

                  Total                                  $3,720
                                                         ======

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

Short-Term Borrowings

       At December 31, 1996, the Company had no short-term borrowings outstanding. At December 31, 1995, the Company had short-term borrowings in the form of secured borrowings from financial institutions of $1.4 million. The weighted average interest rate, during 1995, of such borrowings was approximately 10.63%. Short-term borrowings from financial institutions outstanding at December 31, 1995, were under a $1.5 million line of credit from First Capital Corporation ("FCC") collateralized by the loan portfolio of Business Credit. The loan agreement with FCC provided for interest to be charged at the rate of 1-3/4% over the prime rate charged, from time to time, by NatWest Bank N.A. ("NatWest") based on the daily outstanding loan balance of Business Credit. NatWest's prime rate was 8.50% at December 31, 1995.
The line of credit matured September 7, 1996. Business Credit is continuing to liquidate its remaining assets and does not have further need for a line of credit.

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

                 The following table sets forth the capital ratios of the Company and the Bank at December 31, 1996 (dollars in thousands).


                                                      Company                           Bank
                                                      -------                           ----
                                              Amount            Ratio          Amount           Ratio
                                              ------            -----          ------           -----
 Tier 1 capital                                $7,262            9.78%          $7,500          10.18%
 Tier 1 capital
   minimum requirements                         2,971            4.00%           2,947           4.00%
                                                -----           ------           -----           -----
 Excess                                        $4,291            5.78%           4,553           6.18%

 Total capital                                 $8,195           11.03%          $8,425          11.44%
 Total capital
   minimum requirement                          5,941            8.00%           5,894           8.00%
                                                -----            -----           -----           -----
 Excess                                        $2,254            3.03%          $2,531           3.44%

 Risk-weighted
 -------------
   assets                                     $74,265                          $73,670

 Tier 1 capital                                $7,262            7.12%          $7,500           7.47%
   Tier 1 capital
     minimum requirement                        4,078            4.00%
                                                -----            -----
     Memorandum requirement                                                      6,781           6.75%
                                                                                 -----           -----
 Excess                                        $3,184            3.12%             719           0.72%

 Total average assets                        $101,950                         $100,461



_____________
The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of December 31, 1996, the Company and the Bank had leverage ratios of 7.12% and 7.47%, respectively. Regulators have established a minimum leverage ratio of 4.0% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum. The Company is required under the terms of the Memorandums' to maintain a minimum leverage ratio of 6.75%.

         In the year 1995, the Board of Directors of the Company and the Bank entered into memorandum' of understanding with the Federal Reserve Bank ("the FRB Memorandum"), the FDIC ("FDIC Memorandum") and the State Banking
Department ("SBD Memorandum"). Under these Memorandums, the Company, among other things, may not directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and may not pay cash dividends without the prior written consent of the Federal Reserve Bank. The Bank is also required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

The Company and the Bank believe they are currently in full compliance, and management believes that it can continue to comply with the terms of the FRB Memorandum, the FDIC Memorandum and the SBD Memorandum, and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with any Memorandum could result in regulatory action.

The Company expects that future dividends will depend on continued profitability and the maintenance of acceptable financial results.

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

RESULTS OF OPERATIONS

Net Income (Loss)

         The Company had net income of $0.3 million in 1996 compared with net losses of $3.4 million in 1995 and $2.9 million in 1994. The improved results for the period ending December 31, 1996 as compared to the same periods in 1995 and 1994, primarily relate to continued benefits from the reductions in non-interest expenses and substantial reductions in salaries, and employee benefits, real estate operations, other non-interest expenses and the Company's discontinuance of its mortgage banking operations, in the fourth quarter of 1994.

         The primary reasons for the net loss in 1995 were the $2.1 million charge, excluding income tax benefit, representing a settlement during 1995 of a dispute over repurchase liability relating to mortgage loans originated by BSC, whose operations were discontinued during the fourth quarter of 1994 (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Discontinued Operations and Note 5 to the Consolidated Financial Statements"), losses of $2.7 million on the sale or writedown of real estate held for sale, and loan loss provisions of $1.1 million at the Bank. These losses more than offset the $1.5 million gain on the sale of assets by Business Credit during 1995. Additionally, the Company did not take full financial statement benefit for tax losses at the Bank because of uncertainty as to whether such tax benefit would be realized in the future.

Net Interest Income

         A significant component of the Compan's operations is net interest income, which is the difference between interest and fees received on earning assets and interest paid on deposits and other sources of funds. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. Approximately 73% of the Bank's loan portfolio adjusts with the prime rate.

Analysis of Net Interest Income

         Certain information concerning average interest-earning assets and interest-bearing liabilities and yields earned and rates paid thereon is set forth in the following table (dollars in thousands).

                                                              Year ended December 31,
                                                              -----------------------
                                                      1996                                     1995
                                                      ----                                     ----
                                         Average     Income/      Yield/         Average      Income/      Yield/
                                         Balance     Expense       Rate          Balance      Expense      Rate
                                         ------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
-----------------------

Taxable securities                        $7,197      $  435       6.04%           $6,933         $525      7.57%
Non-taxable securities(1)                    308          17       5.52%              395           19      4.81%
Federal funds sold                        14,925         786       5.27%           14,881          839      5.64%
Net loans(2)                              69,743       7,552      10.83%           82,503       10,997     13.33%
                                          ------       -----      ------           ------       ------     ------

 Total interest earning assets           $92,173       8,790       9.54%         $104,712      $12,380     11.82%
                                         =======       =====       =====         ========      =======     ======

INTEREST-BEARING LIABILITIES:
----------------------------

Savings deposits(3)                       52,966       2,041       3.85%          $55,088       $2,654      4.82%
Money market accounts                      6,324          95       1.50%            7,823          138      1.76%
Time deposits                              7,416         349       4.71%            7,623          330      4.33%
Notes payable                                443          44       9.93%           10,216        1,086     10.63%
                                             ---          --       -----           ------        -----     ------

 Total interest bearing liabilities      $67,149      $2,529       3.77%          $80,750       $4,208      5.21%
                                         =======      ======       =====          =======       ======      =====

Net interest income                                   $6,261                                    $8,172
Net interest spread                                                5.77%                                    6.61%
Net interest margin(4)                                             6.79%                                    7.80%

--------------------
(1)  Yield is computed on a tax equivalent basis assuming a 34% tax rate.
(2) The principal amount of nonaccrual loans is included in the average balance of net loans but only the actual interest recognized during the year is included in income/expense.
(3)  Includes NOW Accounts.
(4) Net interest margin is net interest income divided by total average interest-earning assets

Analysis of Changes in Net Interest Income

       The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in volumes and changes in interest rates for 1996 compared to 1995 and 1995 compared to 1994 (dollars in thousands). The change in interest income due to both volume and yield/rate has been allocated to volume and yield/rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                  1996 vs. 1995                           1995 vs. 1994
                                               Increase (Decrease)                     Increase (Decrease)
                                                Due to Changes in:                      Due to Changes in:
                                                -----------------                       -----------------
                                                     Yield/       Net                        Yield/     Net
                                        Volume       Rate        Change          Volume       Rate     Change
                                        ------       -----      ------           ------       -----    ------
Income from Interest
  earning assets:
   Federal funds sold                        $2       $(55)        $(53)            $85        $214      $299
   Taxable securities                        20       (110)         (90)           (48)          71        23
   Non-taxable securities(1)                (5)           3          (2)            (2)           3         1
   Net loans                            (1,557)     (1,888)      (3,445)          (797)         418     (379)
                                        -------     -------      -------          -----         ---     -----

       Total interest income            (1,540)     (2,050)      (3,590)          (762)         706      (56)

Expense on Interest
  bearing liabilities:
    Savings deposits(2)                    (99)       (514)        (613)            184         605       789
    Money money accounts                   (24)        (19)         (43)           (83)        (10)      (93)
    Time deposits                           (9)          28           19          (483)         152     (331)
    Notes payable                         (975)        (67)      (1,042)          (201)          58     (143)
                                          -----        ----      -------          -----          --     -----

      Total interest expense            (1,106)       (573)      (1,679)          (583)         805       222
                                        -------       -----      -------          -----         ---       ---

Change in net interest income            $(434)    $(1,477)     $(1,911)         $(179)       $(99)    $(278)
                                         ======    ========     ========         ======       =====    ======




____________________

(1) Computed on a tax equivalent basis.
(2) Includes NOW Accounts.

       Net interest income decreased $1.9 million or 23.4% for the period ended December 31, 1996 as compared to the same period in 1995. The decrease in net interest income was primarily a result of a $2.1 million reduction in interest income due to lower yielding assets without a commensurate decrease in interest rates payable on interest bearing liabilities. Average yield on loans receivable decreased to 10.83% in 1996 from 13.33% in 1995 due principally to the sale of the higher yielding Business Credit loans, during the third quarter of 1995. Interest income also decreased in 1996 due in part to a decrease in the average volume of interest earning assets of $12.5 million or 12.0% due to the sale of such loans.

       The reductions in interest income were partially offset by a $1.0 million reduction in interest paid on Notes payable and a $546,000 decrease in interest expense as a result of lower average rates paid on interest-bearing deposits. Average Notes payable decreased by $8.3 million or 95.8% during 1996 compared to 1995. During 1996, the Company paid off its Notes payable, which represent short-term borrowings of the Company which were used to fund loans by Business Credit.

       Net interest income decreased by $278,000 or 3.3% for the year ended December 31,1 995 compared to the year ended December 31, 1994 due primarily to an increase in the average rate paid on interest bearing liabilities of 1.1%, and a decrease in the average volume of interest earning assets of $10.7 million. In the fourth quarter of 1995, the Bank change the rate it pays on "prime savings accounts" to the prime rate posted in the Wall Street Journal less 4%; however, during most of 1995, the Bank paid the prime rate less 3.5% on such deposits.


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

       A substantial portion of the Company's loan portfolio, including a substantial portion of its commercial and industrial loans, is secured by real estate collateral, substantially all of which is located in Southern California. While in most cases the amount of the loan is less than 75% of the appraised value of the property or the cost of the project, the Company has suffered from the effects of the downturn in the real estate market and continues to be vulnerable to further such downturns. See "ITEM 1. BUSINESS. -- Economic Environment".

       The Company recorded a loan loss provision in 1996 of $886,000, compared to $1,104,000 in 1995 and $266,000 in 1994. The lower provision in 1996 is a reflection of the $2.5 million or 37% reduction in nonperforming assets at December 31, 1996 as compared to December 31, 1995. The 1995 provision was higher than 1994 because of higher levels of non-performing loans, foreclosures on defaulted loans and charge-offs. See "ITEM 7. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Nonperforming Assets and Summary of Loan Loss Experience."

 Non-Interest Income

       The following table sets forth information by category of non-interest income for the Company for the past three years (dollars in thousands):


                                              Year ended December 31,
                                              -----------------------
                                          1996         1995         1994
                                          ----         ----         ----
Service charges on deposit
  accounts                                 $512         $319         $278
Gain on sale of SBA loans                    11          133           69
Gain on sale of
   Business Credit Assets                    --        1,504           --
Other                                     1,106          518          578
                                          -----          ---          ---
     Total                               $1,629       $2,474         $925
                                         ======       ======         ====


         Non-interest income decreased to $1.6 million in 1996 from $2.5 million in 1995. Non-interest income for 1995 included a gain from the sale of Business Credit assets. In addition the Bank continued to benefit from increased service charges on deposit accounts during 1996. The increase in other non-interest income during 1996 primarily related to approximately $850,000 of income from (i) income recognized from the reversal of various accrued liabilities which were deemed no longer necessary, and (ii) the settlement of certain litigation.

         The increase to $2.5 million in 1995 from $0.9 million in 1994 was primarily a result of the gain on the sale of Business Credit assets. The Company recorded a net gain of $1.5 million on the sale. See "RESULTS OF OPERATIONS - Sale of Business Credit Assets". In addition, the Bank recorded an increase in the origination of loans guaranteed by the SBA and an increase in the gain on sale of such loans to $133,000 in 1995 from $69,000 in 1994.

         Sale of Business Credit Assets

         During the third quarter of 1995, the Company sold substantially all the assets of Business Credit. The sale of Business Credit assets was initiated, in order to raise capital to meet and exceed capital requirements previously imposed by regulators on the Bank, due to losses in the mortgage banking subsidiary, and to take advantage of an opportunity to make a substantial premium on the sale at this time in the market. Approximately $15.2 million of Business Credit loans were sold to First Capital Corporation in a transaction which resulted in a $1.5 million gain, after deducting expenses relating to the transaction. The Company is continuing to pursue liquidation of the remaining assets and expects to do so at the book value of those assets.

         Non-Interest Expense

         Non-interest expense as a percentage of average total assets was 6.5% in 1996, compared with 9.7% in 1995, and 8.3% in 1994. The reduction in non-interest expense primarily relate to savings achieved through operating efficiencies in salaries and employee benefits, real estate operations, net and other non-interest expenses.

         Non-interest expense decreased to $6.7 million in 1996 from $10.1 million in 1995 and $9.1 million in 1994. The reduction is directly related to savings in salaries and employee benefits of $1.1 million or 27.2%, real estate operations, net of $2.0 million or 72.2% and other non-interest expenses of $0.3 million or 14.8% for the period ending December 31, 1996 as compared to the same period in 1995. The savings achieved in salaries and employee benefits during 1996, reflects the lower cost associated with the limited operations of Business Credit, as well as continued downsizing in the Bank. Real estate operations, net has continued to decline as a result of the Bank disposing of its real estate held for sale and the elimination of costs associated with
maintaining those assets.   Further, the Company and Bank has benefited from
lower cost expended on professional consulting and legal fees during 1996.

         Non-interest expense increased to $10.1 million in 1995 from $9.1 million in 1994. The Company reduced assets through the sale of most of the assets of Business Credit, and the Bank reduced assets by $10.1 million, which was accompanied by reductions in employees, salaries, wages and employee benefits. Occupancy costs were also reduced as the Bank experienced a full year of the benefit of branch closures and relocations effected in 1994. However, the $1.1 million increase in non-interest expense in 1995 was primarily due to $2.7 million of expense for real estate operations, net, a $1.3 million increase over 1994. In addition, during 1995 the Company incurred writedowns and losses of $2.6 million on other real estate owned and expended $75,000 for the maintenance and operation of such properties. During 1995 the Company sold 10 foreclosed properties and held a valuation allowance on real estate held for sale at December 31, 1995 of $1.1 million. The increase in furniture and equipment costs resulted from the Bank's implementation of a remote area network utilizing personal computers. The increase in other non-interest expense was due to increases in professional, consulting and legal expenses.

         Income Taxes

         Income tax expense for 1996 amounted to $3,000 compared to $929,000 in 1995 and $17,000 in 1994. The large income tax provision in 1995 was related to the substantial income from the sale of assets of Business Credit, which was not offset by income tax benefits at the Bank because of uncertainty as to the Bank's ability to realize such benefits in the future. The low tax expense for 1996 was due to the reduction in the valuation allowance for deferred tax assets. For further discussion see Note 9 to the Consolidated Financial Statements.

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

         At December 31, 1996, the Company had outstanding repurchase requests relating to loans with a principal balance of $0.6 million and requests from investors to make them whole ("make wholes") for losses on loan foreclosures and sale of the related real estate which are alleged to be $0.1 million. The Company maintained an allowance for losses on loan repurchases which amounted to $0.4 million at December 31, 1996 as compared to $0.8 million at December 31, 1995. This allowance is carried in other liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and the losses thereon.



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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1996.

(c) Exhibits.

  (1) Reference is made to the Index to Exhibits at page F-34 for a list of exhibits filed as part of this Report on Form 10-K.

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

         5. Amendment No. 1, effective September 30, 1990, to Employment Agreement, dated January 1, 1990 between the Company and Allan
                E. Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.19.1.

         6. Amendment No. 2, effective December 30, 1992, to Employment Agreement, between the Company and Allan E. Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.19.2.

         7. Amendment No. 3, effective May 15, 1995, to Employment Agreement between the Company and Allan E. Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.19.3.

         8. Employment Agreement, dated March 21, 1996, between the Company and Allan E. Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.31.

         9. Employment Agreement, dated January 1, 1994, between Sterling Bank and Joseph Carona -- Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 10.26.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1996.

                                        STERLING WEST BANCORP
                                        (Registrant)

                                        By  /s/ ALLAN E. DALSHAUG
                                            ----------------------------------

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

Signature                          Title                           Date
---------                          -----                           ----
/s/ ALLAN E. DALSHAUG        Chairman of the                   March 28, 1997
---------------------        Board, President, Chief
Allan E. Dalshaug            Executive Officer and
                             Director (Principal
                             Executive Officer)

/s/ JOSEPH C. CARONA         Chief Financial                   March 21, 1997
--------------------         Officer (Principal
Joseph C. Carona             Financial and Accounting
                             Officer)

/s/ HOWARD M. BORRIS         Director                          March 26, 1997
--------------------
Howard M. Borris

Signature                            Title                          Date
---------                            -----                          ----
/s/ AUDREY J. FIMPLER                Director                       March 25, 1997
------------------------
Audrey J. Fimpler

/s/ ROBERT J. SCHILLER               Director                       March 25, 1997
------------------------
Robert J. Schiller

/s/ MICHAEL WAGNER                   Director                       March 28, 1997
------------------------
Michael Wagner

                            REPORT ON CONSOLIDATED
                             FINANCIAL STATEMENTS

                    STERLING WEST BANCORP AND SUBSIDIARIES

                       December 31, 1996, 1995 and 1994

                                    INDEX



      FINANCIAL STATEMENTS

            Report of KPMG Peat Marwick LLP, Independent Auditors ................    F-3

            Consolidated balance sheets as of December 31, 1996 and 1995..........    F-4

            Consolidated statements of operations for the years ended December
            31, 1996, 1995, and 1994..............................................    F-5

            Consolidated statements of stockholders' equity for the years ended
            December 31, 1996, 1995, and 1994.....................................    F-6

            Consolidated statements of cash flows for the years ended December
            31, 1996, 1995, and 1994..............................................    F-7

            Notes to consolidated financial statements............................    F-8

                         Independent Auditors' Report

The Board of Directors
Sterling West Bancorp:

We have audited the accompanying consolidated balance sheets of Sterling West Bancorp and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling West Bancorp and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                /s/  KPMG PEAT MARWICK LLP

Los Angeles,  California
February 14, 1997

                    Sterling West Bankkcorp and subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                        ==============================
                                                             1996              1995
                                                        ------------------------------
ASSETS
Cash and cash equivalents                               $   5,929,000    $  12,072,000
Federal funds sold                                         18,393,000       24,000,000
Securities held to maturity
  (fair value of $7,204,000 at December 31, 1996 and
     $7,664,000 at December 31, 1995) (Note 3)              7,224,000        7,614,000

Loans receivable, net (Notes 4 and 7)                      67,629,000       70,896,000
Real estate held for sale (Note 6)                          2,749,000        4,409,000

Fixed assets
     Land and building                                        243,000          227,000
     Furniture and equipment                                3,088,000        2,972,000
     Leasehold improvements                                 1,408,000        1,411,000
                                                        -------------    -------------
      Less accumulated depreciation                         4,739,000        4,610,000
                                                           (3,583,000)      (3,395,000)
                                                        -------------    -------------
                                                            1,156,000        1,215,000

Accrued interest receivable                                   589,000          725,000
Other assets (Note 9)                                         892,000          858,000
Assets of discontinued operations (Note 5)                       --            630,000
                                                        =============    =============
                                                        $ 104,561,000    $ 122,419,000
                                                        =============    =============
LIABILITIES

Deposits
     Demand                                             $  32,541,000    $  37,598,000
     Savings and NOW                                       50,786,000       61,316,000
     Money market                                           5,778,000        6,990,000
     Time deposits $100,000 or greater                      3,720,000        3,281,000
     Other time deposits                                    3,361,000        3,191,000
                                                        -------------    -------------
                                                           96,186,000      112,376,000


Notes payable (Note 8)                                           --          1,372,000
Other liabilities (Note 5)                                  1,114,000        1,753,000
                                                        -------------    -------------
                                                           97,300,000      115,501,000

Commitments and contingencies (Note 4, 10 and 11)


STOCKHOLDERS' EQUITY (Note 13)
      Common stock - authorized 5,000,000
        shares without par value; issued and
        outstanding 1,710,214 shares in 1996 and 1995       8,686,000        8,686,000
      Accumulated deficit                                  (1,425,000)      (1,768,000)
                                                        -------------    -------------
                                                            7,261,000        6,918,000
                                                        -------------    -------------
                                                        $ 104,561,000    $ 122,419,000
                                                        =============    =============




See accompanying notes to consolidated financial statements.

                    Sterling West Bancorp and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                For the years ended December 31,
                                                           ------------------------------------------
                                                               1996          1995            1994
                                                           -----------   ------------    ------------
Interest income
      Loans                                                $ 7,552,000   $ 10,997,000    $ 11,376,000
      Federal funds sold                                       786,000        839,000         540,000
      Securities held to maturity (Note 3)                     452,000        544,000         520,000
                                                           ------------------------------------------
                                                             8,790,000     12,380,000      12,436,000
Interest expense
      Savings and NOW                                        2,041,000      2,654,000       1,865,000
      Money market                                              95,000        138,000         231,000
      Time deposits $100,000 or greater                        237,000        165,000         443,000
      Other time deposits                                      112,000        165,000         218,000
      Notes payable                                             44,000      1,086,000       1,229,000
                                                           -----------   ------------    ------------
                                                             2,529,000      4,208,000       3,986,000
                                                           -----------   ------------    ------------
      Net interest income                                    6,261,000      8,172,000       8,450,000
Provisions for loan losses (Note 4)                            886,000      1,104,000         266,000
                                                           -----------   ------------    ------------
Net interest income after provisions for loan losses         5,375,000      7,068,000       8,184,000

Non-interest income
      Service charges on deposit accounts                      512,000        319,000         278,000
      Gain on sale of SBA loans                                 11,000        133,000          69,000
      Gain on sale of Business Credit assets                      --        1,504,000            --
      Other (Note 14)                                        1,106,000        518,000         578,000
                                                           -----------   ------------    ------------
                                                             1,629,000      2,474,000         925,000
Non-interest expenses
      Salaries, wages and employee benefits                  2,850,000      3,914,000       4,374,000
      Occupancy (Note 15)                                      830,000        841,000         943,000
      Furniture and equipment                                  251,000        343,000         224,000
      Real estate operations, net (Note 6)                     756,000      2,717,000       1,311,000
      Other (Note 14)                                        1,971,000      2,313,000       2,211,000
                                                           -----------   ------------    ------------
                                                             6,658,000     10,128,000       9,063,000

Income (loss) from continuing operations
     before  income taxes                                      346,000       (586,000)         46,000
Income tax provision (Note 9)                                    3,000        929,000          17,000
                                                           -----------   ------------    ------------
Income (loss) from continuing operations                       343,000     (1,515,000)         29,000
Loss from discontinued operations, net of taxes (Note 5)          --       (1,924,000)     (2,904,000)
                                                           ------------------------------------------
              NET INCOME (LOSS)                            $   343,000   $ (3,439,000)   $ (2,875,000)
                                                           ==========================================
Income (loss) per common share:
      From continuing operations                           $      0.20   $      (0.89)   $       0.02
      From discontinued operations                                --            (1.12)          (1.70)
                                                           ------------------------------------------
     Net income (loss) per share                           $      0.20   $      (2.01)   ($      1.68)
                                                           ==========================================



See accompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Three years ended December 31, 1996, 1995 and 1994

                                                                   Retained
                                                                   earnings
                                                                  (accumulated
                                  Shares           Common          deficit),
                                 outstanding        Stock         restricted          Total
                                 -----------        -----         ----------          -----

Balance at January 1, 1994        1,710,214      $8,686,000      $ 4,546,000       $ 13,232,000

      Net loss                         --              --         (2,875,000)        (2,875,000)
                                  -------------------------------------------------------------
Balance at December 31, 1994      1,710,214       8,686,000        1,671,000         10,357,000

      Net loss                         --              --         (3,439,000)        (3,439,000)
                                  -------------------------------------------------------------
Balance at December 31, 1995      1,710,214       8,686,000       (1,768,000)         6,918,000

      Net income                       --              --            343,000            343,000

Balance at December 31, 1996      1,710,214      $8,686,000      $(1,425,000)      $  7,261,000
                                  =============================================================



See accompanying notes to consolidated financial statements.




                                       F6

                        Sterling West Bancorp and Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the years ended December 31,
                                                          --------------------------------------------------
                                                              1996               1995               1994
                                                          ------------       ------------       ------------
Cashflows from operating activities
  Net Income (loss)                                       $    343,000       $ (3,439,000)      $ (2,875,000)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization                                270,000            305,000            237,000
  Provision for loan losses                                    886,000          1,104,000            266,000
  Provision for deferred taxes                                    --              655,000            508,000
  Provision for real estate held for sale                      193,000          2,424,000          1,090,000
  Decrease in accrued interest receivable                      136,000            229,000            (79,000)
  Decrease (increase) in other assets                          (34,000)            41,000           (213,000)
  Decrease in assets of discontinued operations                630,000          3,541,000         14,247,000
  Decrease in other liabilities                               (639,000)        (1,611,000)        (1,131,000)
                                                          ------------       ------------       ------------
         Total adjustments                                   1,442,000          6,636,000         14,925,000
                                                          ------------       ------------       ------------
    Net cash provided by operating activities                1,785,000          3,197,000         12,050,000
                                                          ------------       ------------       ------------
Cashflows from investing activities
  Proceeds from maturities of securities                     1,948,000          4,675,000          8,799,000
  Purchase of securities                                    (1,558,000)        (5,313,000)        (2,149,000)
  Net (increase) decrease in loans receivable                 (328,000)        18,916,000         (1,982,000)
  Proceeds from sale of real estate                          4,175,000          1,150,000          2,726,000
  Payments on real estate repurchased
    from investors                                                --           (1,629,000)        (1,048,000)
  Purchase of (proceeds from sale) fixed assets               (211,000)          (347,000)            88,000
                                                          ------------       ------------       ------------

    Net cash provided by investing activities                4,026,000         17,452,000         20,970,000
                                                          ------------       ------------       ------------

Cash flows from financing activities
    Net increase (decrease) in demand deposits,
      savings and other money market accounts              (16,798,000)         6,972,000         14,421,000
    Net increase (decrease) in time deposit                    609,000         (1,468,000)       (30,061,000)
    Net increase (decrease) in note payable                 (1,372,000)        (9,034,000)           172,000
    Proceeds from Issuance of commercial paper                    --                 --               88,000
    Payments on maturing promissory notes                         --           (1,493,000)        (1,142,000)
                                                          --------------------------------------------------
      Net cash used in financing activities                (17,561,000)        (5,023,000)       (16,522,000)
                                                          ------------       ------------       ------------
Net (decrease) increase in cash and cash equivalents       (11,750,000)        15,626,000          1,962,000
                                                          ------------       ------------       ------------
Cash and cash equivalents at beginning of period            36,072,000         20,446,000         18,484,000
                                                          ------------       ------------       ------------
Cash and cash equivalents at end of period                $ 24,322,000       $ 36,072,000       $ 20,446,000
                                                          ==================================================


See accompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sterling West Bancorp (the Company) is a bank holding company organized as a California corporation in 1982. It is the parent company for its wholly owned subsidiaries, Sterling Bank (Bank), and the Bank's wholly owned subsidiary BSC Mortgage Corporation (BSC); and Sterling Business Credit, Inc. (Business Credit). Through its subsidiaries the Company continues to conduct banking and commercial finance business in the state of California. During the fourth quarter of 1994 the Company discontinued its mortgage banking operation substantially all of which were performed by BSC. During the third quarter of 1995 the Company sold most of the assets of Business Credit.

Principles of consolidation

The consolidated financial statements include the accounts of Sterling West Bancorp and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the consolidated financial statements for 1995 and 1994 to conform to the 1996 presentation.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate and the valuation of deferred tax assets. Management believes that the allowances established for losses on loans and real estate are adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate. Such agencies may require the Company to recognize additions to allowances based on their judgments about information available to them at the time of their examination.

The Company is required to carry its real estate owned at fair value. Fair value estimates for real estate owned is determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved.

Cash equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for a one-day period. For purposes of the Statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                       Sterling West Bancorp and Subsidiaries

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996 and 1995


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities held to maturity

Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. The amortization and accretion is based on a method which approximates the interest method. Such amortization and accretion are reflected in interest income on securities held to maturity in the accompanying consolidated statements of operations. The carrying value of these assets is not adjusted for temporary declines in fair value since the Company intends and has the ability to hold them to their maturity. To the extent that there is a decline in fair value which is other than temporary, the security shall be written down to fair value with a charge to earnings for the difference between such value and amortized cost.

Interest and fees on loans

Interest income is accrued daily as earned on all loans. Interest income is not recognized on loans if collection of the interest is deemed by management to be unlikely. Loans are generally placed on non accrual status after being delinquent 90 days. Loan origination, commitment and other fees and direct costs associated with the origination of loans are deferred and amortized into interest income over the lives of the respective loans using a method which approximates the interest method.

Provision and allowance for loan losses

The determination of the allowance for loan losses is based on analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for probable and estimable loan losses after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience, geographic and industry concentration, delinquency trends and such other factors as deserve current recognition in estimating loan losses. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in the aforementioned factors. Regulatory agencies, as an internal part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs in anticipation of losses.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended in October 1995 by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". A loan is impaired when, based on current circumstances and events, a creditor will be unable to collect all amounts contractually due (both principal and interest) under a loan agreement. Loans are evaluated for impairment as part of the Company's normal internal assets review process.

                       Sterling West Bancorp and Subsidiaries

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996 and 1995

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loan sales

The Company periodically sells the guaranteed portion of Small Business Administration (SBA) loans and other loans that if originates. The gain recorded approximates the gain that would be recorded using the guidance of the Emerging Issues Task Force Consensus (EITF) 88-11, "Allocation of Recorded Investment When a Loan or Part of a Loan is Sold."

Impairment of Long-Lived Assets

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement had no impact upon the financial condition or results of operations of the Company.

Current Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

Fixed assets

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is used.

                       Sterling West Bancorp and Subsidiaries

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996 and 1995

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real estate held for sale

Real estate acquired through foreclosure is initially recorded at estimated fair value less estimated selling costs. Fair value is generally estimated based on the most recent appraisal received by the Company and adjusted for known trends in local markets. Subsequent declines in fair value are charged to income, along with the estimated costs to sell, and are recorded in a valuation allowance. Subsequent increases in fair value are only recognized to the extent that decreases in fair value were recorded through the valuation allowance. Operating expenses for REO, REO writedowns, and gains and losses on sale of REO are reported in the statement of operations as real estate operations expense.

Income taxes

The Company files consolidated Federal and combined state income tax returns. The Company accounts for income taxes under the asset and liability method. This method requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

Restricted cash balances

Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $224,000 were maintained to satisfy federal regulatory requirements at December 31, 1996.

NOTE 2- SUPPLEMENTAL CASH FLOW INFORMATION


                                                           Years ended December 31,
                                                      1996           1995           1994
                                                  -------------  -------------  -------------
Cash paid during the year for

      Interest                                    $ 2,511,000       $4,131,000      $3,686,000
      Income taxes (refunds  received)            $  (522,285)            --              --

Non-cash investing and
  financing activities:

      Real estate acquired
        through foreclosure                         2,054,000        4,309,000       6,701,000
      Loans to facilitate
        disposition of real estate                  1,418,000          954,000       2,246,000

                       Sterling West Bancorp and Subsidiaries

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3- SECURITIES HELD TO MATURITY

Securities held to maturity at December 31 are as follows:


                                                        1996
                                  Amortized     Unrealized     Unrealized         Fair
                                     Cost          Gains         Losses           Value
                                  ----------    ----------     ----------      ----------
Obligations of U.S. and U.S.
  government agencies             $6,814,000         --        $   20,000      $6,794,000

Non-taxable municipal bonds          213,000         --              --           213,000

Interest-bearing deposit             197,000         --              --           197,000
                                  ----------    ----------     ----------      ----------
                                  $7,224,000         --        $   20,000      $7,204,000
                                  ==========    ==========     ==========      ==========



                                                           1995
                                   Amortized     Unrealized    Unrealized       Fair
                                      Cost          Gains        Losses         Value
                                   ----------    ----------    ----------    ----------
Obligations of U.S. and U.S.
  government agencies              $7,166,000       $50,000            --    $7,216,000

Non-taxable municipal bonds           250,000            --            --       250,000

Interest-bearing deposit              198,000            --            --       198,000
                                   ----------       -------    ----------    ----------
                                   $7,614,000       $50,000            --    $7,664,000
                                   ==========       =======    ==========    ==========


Taxable interest income on securities held to maturity totaled $435,000, $525,000 and $502,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Non-taxable interest income on securities held to maturity totaled $17,000, $19,000 and $18,000 for the years ended December 31, 1996, 1995, 1994, respectively.

                       Sterling West Bancorp and Subsidiaries

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- SECURITIES HELD TO MATURITY (Continued)

Maturities of  securities held to maturity at December 31, 1996 were as follows:
(dollars in thousands)


                                Within one year        After one year but  After five years but
                                                        before five years    before ten years
                              -------------------     -------------------  --------------------
                              Amortized     Fair      Amortized     Fair    Amortized    Fair
                                Cost       Value        Cost       Value       Cost      Value
                              ---------    ------     ---------    ------   ---------   -------
Obligations of U.S. and
U.S. government
agencies                       $1,896      $1,900      $4,417      $4,405      $501      $489

Non-taxable municipal
bonds                            --          --           213         213        --        --

Interest -bearing deposit         197         197        --          --          --        --
                               ------      ------      ------      ------      ----      ----
                               $2,093      $2,097      $4,630      $4,618      $501      $489
                               ======      ======      ======      ======      ====      ====

NOTE 4- LOANS RECEIVABLE, NET

The composition of the Company's loan portfolio at December 31, is as follows:

                                         1996            1995
                                     -----------      -----------
Real estate loans
   Construction and development      $ 6,865,000      $11,639,000
   Mortgage                           15,234,000       18,033,000
Commercial and  industrial            50,564,000       48,735,000
Loan to individuals                    2,435,000        3,971,000
All other loans                          556,000          419,000
                                     -----------      -----------
Less:                                 75,654,000       82,797,000
   Undisbursed loan funds              6,765,000       10,391,000
   Allowance for loan losses           1,260,000       1,510.,000
                                     -----------      -----------
                                     $67,629,000      $70,896,000
                                     ===========      ===========

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- LOANS RECEIVABLE, NET (continued)


The unamortized balance of deferred loan origination, commitment and other fees (net of related direct lending costs), totaling $352,000 and $452,000 as of December 31, 1996 and 1995, are treated above as a reduction of the applicable loan balances.

The balance of loans on non-accrual was approximately $1,424,000 and $2,539,000 at December 31, 1996 and 1995, respectively. Interest income foregone on non-accrual loans approximated $135,000 in 1996, $108,000 in 1995 and $232,000 in 1994. Interest income recognized on non-accrual loans was approximately $51,000 in 1996, $114,000 in 1995 and $10,000 in 1994.

At December 31, 1996 and 1995, the Company's total recorded investment in impaired loans was $3.7 million and $2.5 million, respectively. At December 31, 1996, $2.6 million of the $3.7 million in impaired loans, had a specific allowance for loan losses in the amount of $0.5 million, and an additional $1.1 million of the recorded investment in impaired loans, at December 31, 1996, for which there was no specific allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 were $1.7 million and $2.0 million, respectively. The related amount of interest income recognized during the period that such loans were impaired was $0.1 million for the year 1996 and $0.1 million for the year ended 1995.

Activity in the allowance for loan losses is summarized as follows:

                                          1996           1995            1994
                                      -----------     -----------     -----------
Balance at beginning of year          $ 1,510,000     $ 1,613,000     $ 1,899,000
   Provision                              886,000       1,104,000         266,000
   Sale of Business Credit loans             --          (550,000)          - -
   Charge offs                         (1,159,000)       (715,000)       (567,000)
   Recoveries                              23,000          58,000          15,000
                                      -----------     -----------     -----------
Balances at end of year               $ 1,260,000     $ 1,510,000     $ 1,613,000
                                      ===========     ===========     ===========


The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of forward contacts do not represent exposure to credit loss. Commitments to extend credit at December 31, 1996 primarily consisting of undisbursed loan commitments were $8,181,000.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- LOANS RECEIVABLE, NET (continued)

Standby letters of credit at December 31, 1996 totaled approximately $255,000, of which $41,000 were unsecured and $214,000 were collateralized. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Where appropriate, cash or other security support is held as collateral.

The Company grants real estate, commercial and industrial loans to customers located within Southern California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate development and construction market sector and general economic conditions within Southern California.

NOTE 5- DISCONTINUED OPERATIONS

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

As a result of the discontinuation of its mortgage banking operations, the Company recorded an after tax loss relating to that closure in the fourth quarter of 1994 of $ 0.6 million in addition to the after tax loss incurred by the mortgage banking operations for the year 1994 of $2.3 million. During 1995, the Company settled a dispute over a repurchase liability relating to mortgage loans originated by BSC. As a result of this settlement the Company significantly reduced its exposure to future repurchase liability, however, an additional $2.1 million charge, excluding income tax benefit, was incurred, representing substantially all of the loss from discontinued operations for 1995. Except where indicated, footnote disclosures relate solely to continuing operations.

Selected financial data for the discontinued mortgage banking operations are as follows:


                                      1995          1994
                                    --------      -------
Gain on sale of mortgage loans      $    (3)      $ 1,995
Service fee income, net                  (7)          206
Net interest income                    (120)          208
Other income                             42           175
                                    -------       -------
                                        (88)        2,584
Salaries, wages and benefits          - -           2,763
Real estate operations, net              12         2,394
Other expenses                        2,108         2,068
                                    -------       -------
                                      2,120         7,225
                                    -------       -------
   Loss before taxes                 (2,208)       (4,641)
Income tax benefit                     (284)       (1,737)
                                    -------       -------
   Net loss                         $(1,924)      $(2,904)
                                    =======       =======

                          Sterling West Bancorp and Subsidiaries

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - DISCONTINUED OPERATIONS (continued)

Assets of discontinued operations at December 31, 1995 consisted primarily of a receivable of $0.2 million related to the transfer of servicing in the fourth quarter of 1995 and tax receivable of $0.3 million as a result of the losses incurred by the mortgage banking operation. Included in other liabilities in the accompanying balance sheets for 1996 and 1995, respectively is a $0.4 million and $0.8 million allowance for losses on loan repurchases. In determining the amount of this allowance the Company considered its past experience with repurchases, the potential for further repurchases and the related losses. While management believes that the balance of this allowance at December 31, 1996 is adequate to provide for exposure to losses on loan repurchases, future additions to the allowance may be necessary as a result of changes in the aforementioned factors. BSC made no material contribution to the financial results for the year ended December 31, 1996.


NOTE 6 - REAL ESTATE HELD FOR SALE

Real estate held for sale at December 31, is as follows:

                                       1996            1995
                                  -----------       -----------
Acquired through foreclosure      $ 2,869,000       $ 5,509,000
Valuation allowance                  (120,000)       (1,100,000)
                                  -----------       -----------
                                  $ 2,749,000       $ 4,409,000
                                  ===========       ===========



For the years ended December 31, 1996, 1995, 1994, real estate operations, net was comprised of the following:


                                           1996             1995             1994
                                        ---------       -----------       -----------
   Net loss on sale of real estate      $(196,000)      $   (17,000)             --
   Provision for losses                  (193,000)       (2,424,000)      $(1,090,000)
   Other valuation adjustments
     charged to operations                   --            (201,000)         (136,000)
   Other holding costs                   (367,000)          (75,000)          (85,000)
                                        ---------       -----------       -----------
Real estate operations, net             $(756,000)      $(2,717,000)      $(1,311,000)
                                        =========       ===========       ===========


Activity in the allowance for real estate losses is a follows:


                                      1996              1995             1994
                                  -----------       -----------       -----------
Balance at beginning of year      $ 1,100,000       $   218,000       $   400,000
  Provision for losses                193,000         2,424,000         1,090,000
  Charge offs                      (1,173,000)       (1,542,000)       (1,272,000)
                                  -----------       -----------       -----------
Balance at end of year            $   120,000       $ 1,100,000       $   218,000
                                  ===========       ===========       ===========

                     Sterling West Bancorp and Subsidiaries

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain officers, directors and the companies with which they are associated. In management's opinion such loans are within applicable regulatory bank lending limitations. The following is an analysis of the activity of all such loans during 1996 and 1995:


                                                 1996               1995
                                              -----------       -----------
Balance at beginning of year                  $ 2,225,000       $ 2,186,000

   New loans granted, including renewals            4,000           321,000

   Repayments                                    (499,000)         (282,000)
                                              -----------       -----------
Balance at end of year                        $ 1,730,000       $ 2,225,000
                                              ===========       ===========



NOTE 8 - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:

                                             1996               1995
                                             ----               ----
Notes payable to financial institutions       --            $ 1,372,000
                                           ============================

Notes payable to financial institutions at December 31, 1995 represent draws on a $1.5 million line of credit secured by the finance receivable portfolio of Business Credit of approximately $ 2.9 million at December 31, 1995. Interest is payable monthly at the rate of NatWest Bank prime plus 1.75% (prime of 8.5% at December 31, 1995). The line matured on September 7, 1996.

The maximum amounts of short-term borrowings at any month end during 1996 and 1995 were $0.4 million and $12.5 million, respectively. The average amounts outstanding during 1996 and 1995 were $0.4 million and $10.2 million, respectively, and the weighted average interest rates thereon during 1996 and 1995 were 9.93% and 10.63%, respectively.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - INCOME TAXES

The provision for income taxes from continuing operations is a follows:

                                  1996            1995             1994
                               ---------       -----------       ---------
  Current
     Federal                        --         $  (927,000)      $(244,000)
     State                     $   3,000              --          (247,000)
                               ---------       -----------       ---------
                               $   3,000          (927,000)       (491,000)
   Deferred
      Federal                    131,000           655,000         226,000
      State                      181,000              --           282,000
                               ---------       -----------       ---------
                                 312,000           655,000         508,000
   Increase (decrease) in
valuation allowance on
deferred  tax assets            (312,000)        1,201,000            --
                               ---------       -----------       ---------
                               $   3,000       $   929,000       $  17,000
                               =========       ===========       =========



Current income taxes receivable of $529,000 and $987,000 at December 31, 1996 and 1995, respectively, are included in Other assets.

As a result of the following items, total income tax expense was different from the amount computed by applying the statutory U.S. income tax rate of 34%.


                                         1996             1995             1994
                                       ---------       -----------       --------
Federal income
   tax expense
   at statutory rate                   $ 118,000       $  (199,000)      $ 16,000

Increase (decrease) in valuation
allowance on deferred tax assets        (312,000)        1,201,000          - -

State tax, net of federal benefit        184,000            63,000         (3,000)

Other                                     13,000          (136,000)         4,000
                                       ---------       -----------       --------
                                       $   3,000       $   929,000       $ 17,000
                                       =========       ===========       ========

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities which are included in other assets on the accompanying balance sheet at December 31, 1996 and 1995 are presented below. The amounts as of December 31, 1995 have been adjusted to reflect the tax return actually filed.

                                              1996            1995
                                           ---------      ----------
Deferred tax assets:
Allowance
   for loan losses                        $  165,000      $  393,000
Allowance for potential
     loan repurchase                         160,000         330,000
Deferred loan fees                           157,000         187,000
Real estate valuation allowances             138,000         232,000
Net operating loss carryforwards             775,000         261,000
Other                                        107,000         399,000
                                          ----------      ----------
Total gross deferred tax assets            1,502,000       1,802,000
less:  valuations allowance                1,274,000       1,586,000
                                          ----------      ----------
Net deferred tax assets                      228,000         216,000

Deferred tax liabilities:
   Depreciation                              228,000         216,000
                                          ----------      ----------
Total gross deferred tax liabilities      $  228,000      $  216,000
                                          ----------      ----------
Net deferred tax assets                         --              --
                                          ==========      ==========


During 1996 the valuation allowance on gross deferred tax assets decreased by $312,000 from $1,586,000 at December 31, 1995 to $1,274,000 at December 31,
1996. The Bank has approximately $4,425,000 of net operating loss carryforward available for California Franchise Tax purposes. This carryforward expires between 1998 and 2001. Additionally, the Bank has approximately $870,000 of net operating loss carryforward available for Federal Income Tax purposes. This carryforward expires in 2011.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

In determining the possible realization of deferred tax assets, SFAS No. 109 requires that future taxable income from the following sources be taken into account: (a) the reversal of taxable temporary differences , (b) future operations exclusive of temporary differences and (c) tax planning strategies that if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Management believes that it is more likely than not that the Company will not realize the tax benefits from the deferred tax assets.

NOTE 10- COMMITMENTS AND CONTINGENCIES

The Company leases facilities under non-cancellable operating leases. The minimum annual rental payments (excluding property taxes and insurance) for the following periods are approximately:



       Year                           Amount
       -------------------------------------
       1997                        $602,000
       1998                         564,000
       1999                         499,000
       2000                         425,000
       2001                         425,000
       2002 and thereafter        1,453,000
                                 ==========
                                 $3,968,000
                                 ==========


The minimum annual rental payments which are included in the above schedule are for existing lease obligations and are not a forecast of future rental expense. Total rent expense for 1996, 1995 and 1994 was approximately $593,000, $580,000 and $717,000, respectively.

The Company has employment agreements with certain of its executives which expire through 1997. In addition to a base salary, the agreements provide for incentive compensation at the Discretion of the Company (or subsidiary applicable to the individual employee).

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

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11- REGULATORY MATTERS

In 1995, the Board of Directors of the Company and the Bank entered into memorandums' of understanding with the Federal Reserve Bank ("the FRB Memorandum"), the FDIC ("FDIC Memorandum) and the State Banking Department ("SBD Memorandum"). Under these Memorandums, the Company, among other things, may not directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and may not pay cash dividends without the prior written consent of the Federal Reserve Bank. The Bank is also required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

Management believes the Company and the Bank are currently in full compliance, and that it can continue to comply with the terms of the FRB Memorandum, the FDIC Memorandum and the SBD Memorandum, and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's future financial condition or results of operations. However, failure to comply with any Memorandum could result in regulatory action.

On December 19, 1992 the federal regulations implementing prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective. Those regulations provide for certain mandatory and discretionary action by federal agencies based upon a institutions ranking within five capital levels -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. All undercapitalized institutions are required to file a capital restoration plan, undergo close monitoring of their condition and are subject to restrictions on operations requiring regulatory approval. Significantly undercapitalized or critically undercapitalized institutions and undercapitalized institutions which fail to implement an acceptable capital plan are subject to more severe actions which may include divestiture of subsidiaries and replacement of senior management and directors. At December 31, 1996 the Bank's capital ratios were in excess of amounts necessary to be considered adequately capitalized as defined under FDICIA.

                     Sterling West Bancorp and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - REGULATORY MATTERS (continued)

The following table sets forth the capital ratios of the Company and the Bank at December 31, 1996 (dollars in thousands).

                                      Company                 Bank
                                 -----------------      ----------------
                                 Amount      Ratio      Amount     Ratio
                                 ------      -----      ------     -----
Tier 1 capital                   $7,262       9.78%     $7,500     10.18%
Tier 1 capital                    2,971       4.00%      2,947      4.00%
                                  -----      ------      -----      -----
  minimum requirements
Excess                           $4,291       5.78%      4,553      6.18%

Total capital                    $8,195      11.03%     $8,425     11.44%
Total capital                     5,941       8.00%      5,894      8.00%
                                  -----       -----      -----      -----
  minimum requirement
Excess                           $2,254       3.03%     $2,531      3.44%

Risk-weighted
  assets                        $74,265                $73,670

Tier 1 capital                   $7,262       7.12%     $7,500      7.47%
  Tier 1 capital
  Minimum requirement             4,078       4.00%
                                  -----       -----
  Memorandum requirement                                 6,781      6.75%
                                                         -----      -----
Excess                           $3,184       3.12%        719      0.72%

Total average assets           $101,950               $100,461

----------

The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of December 31, 1996, the Company and the Bank had leverage ratios of 7.12% and 7.47%, respectively. Regulators have established a minimum leverage ratio of 4.0% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum. The Company is required under the terms of the Memorandums' to maintain a minimum leverage ratio of 6.75%.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement 107 "Disclosures about Fair Values of Financial Instruments" requires disclosures of fair value information about financial instruments. The following methods and assumptions were used to estimate that value. Because no active market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on subjective judgments regarding credit risk, future economic conditions and other risk characteristics which cannot be determined with precision. The fair value disclosed does not reflect any gain or loss that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Cash  and cash equivalents

The carrying value of cash and cash equivalents is assumed to be a reasonable estimate of fair value.

Securities

Fair values of securities held to maturity and are based on quoted market prices.

Loans

Fair value of loans are estimated for portfolios of loans with similar financial characteristics. Each loan portfolio was further segmented into fixed and adjustable rate and performing and non-performing categories. The fair value of performing loans was calculated by discounting estimated cash flows through the estimated maturity using estimated current replacement discount rates that reflect the credit and interest rate risk inherent in the loans. Fair value for nonperforming loans was based on the lower of recent external appraisals and internal value estimates and related estimated cash flows discounted using a rate commensurate with the risk and associated with the estimated cash flows. Credit risk and cash flows are estimated using available market information and specific borrower information.

Deposits

The fair value of demand, savings, now and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. No benefit has been ascribed to core deposit intangibles.

Notes payable

Rates currently available to the Company for credit with similar terms are used to estimate fair value of existing debt.

Undisbursed loans and standby letters of credit

The fair value of undisbursed loans and standby letters of credit is estimated to be equal to the fees charged by the Bank as these are the same as replacement rates and fees currently charged to enter into similar agreements. No disclosure is provided as amounts are minor.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                            1996                          1995
                                -------------------------  -------------------------------
                                   Carrying          Fair         Carrying          Fair
                                    Amount          Value          Amount          Value
                                -----------    -----------    ------------  -------------
Financial assets:
      Cash and cash
        equivalents             $24,322,000    $24,322,000    $ 36,072,000   $ 36,072,000
      Investment securities       7,224,000      7,204,000       7,614,000      7,664,000
      Loans, net                 67,629,000     66,434,000      70,896,000     69,376,000


Financial liabilities:
      Fixed rate term
        deposits                 $7,081,000     $6,998,055      $6,472,000     $5,900,000
      Other deposits             89,105,000     89,105,000     105,904,000    105,904,000
      Notes payable                      --             --       1,372,000      1,372,000

NOTE 13 - STOCKHOLDERS' EQUITY

Earnings per share - Net earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares outstanding.

Stock ownership plan - In 1986, the Company adopted a non-contributory non-leveraged employee stock ownership plan (Stock Plan) to provide benefits to all eligible employees upon termination of employment. The Stock Plan invests primarily in Company stock. Equivalent full-time employees as defined by the Stock Plan became participants in the Stock Plan after completing three months of service with the Company. Participant accounts vest in increments over a seven year period of service at which time full vesting occurs.

The Company's contributions may be made in cash or common stock of the Company and are determined annually by the Board of Directors in their sole discretion. The Company made a contribution of $8,000 in 1996, and no contribution for the years 1995 and 1994., At December 31, 1996, the Stock Plan held 61,305 shares of common stock of the Company.

The Company had a stock option plan which expired in 1992. As of December 31, 1996 there were 19,031 shares exercisable which had been granted under the old plan. The exercise prices range from $4.32 to $5.36 with options expiring in the year 2001.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (continued)

Dividends restrictions

Section 23A of the Federal Reserve Act restricts the Bank from making loans or advances to the Company and its affiliates in excess of 20% of its capital stock and surplus. The prompt corrective action provisions of FDICIA prohibit the Bank from making a capital distribution to the Company if, after such a transaction, the Bank would be undercapitalized. In addition, California Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 1996, these provisions would allow the Bank to make loans of approximately $1.5 million to the Company and its affiliates. No dividends would be permitted without regulatory approval. In addition, under an agreement with the Federal Reserve Bank of San Francisco ("FRB") the Company is prohibited from paying dividends to shareholders without the prior written approval of the FDIC. Under the terms of the FDIC Memorandum and the FRB Memorandum , the Bank, BSC and Business Credit are prohibited from paying cash dividends to the Company unless the payment is approved in advance by the Regional Director of the FDIC and the State Superintendent of Banks, as well as the Federal Reserve Bank, respectively. Additionally, under the prompt corrective action provisions of FDICIA, the Bank is prohibited from paying any cash dividends that will result in the Bank becoming undercapitalized. No dividend was paid by the Bank to the Company in 1994, 1995 or 1996.

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

Business Credit was prohibited from paying dividends to the Company under the terms of its line of credit without the prior written consent of the lender (See
Note 8). In 1996, 1995 and 1994, Business Credit paid dividends to the Company totaling $0, $4,100,000 and $500,000, respectively, with such approval.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - OTHER NONINTEREST EXPENSE/INCOME

Other noninterest expense is comprised of the following:


                                     1996           1995            1994
                                 ----------      ----------      ----------
Professional fees                $  465,000      $  827,000      $  276,000

Office supplies and expense         153,000         157,000         150,000

Communication                       270,000         265,000         382,000

Insurance                           293,000         525,000         614,000

Directors fees                       77,000         128,000         295,000

Data processing fees                202,000          30,000          45,000

Other                               511,000         381,000         449,000
                                 ----------      ----------      ----------
                                 $1,971,000      $2,313,000      $2,211,000
                                 ==========      ==========      ==========


Included in Other non-interest income for the year ended December 31, 1996 is approximately $850,000 of income from (i) the reversal of various accrued liabilities which were deemed no longer necessary, and (ii) the settlement of certain litigation.

NOTE 15 - OCCUPANCY EXPENSE

Occupancy expense is comprised of the following:

                                 1996         1995         1994
                             ------------------------------------
Leasehold amortization       $ 74,000      $ 77,000      $ 71,000

Utilities                      40,000        45,000        45,000

Insurance bank premises        35,000        46,000        38,000

Rent bank premises            593,000       580,000       717,000

Other                          88,000        93,000        72,000
                             ------------------------------------

                             $830,000      $841,000      $943,000
                             ====================================

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY



                                 Balance Sheets
                             (dollars in thousands)


                                             December 31,
                                            1996        1995
                                         -------       -------
Assets

Cash in Sterling Bank                    $    69       $    38
Investment in Sterling Bank                7,500         7,171
Investment in non-bank subsidiary            411           412
Other assets                                  22            84
                                         ---------------------
                                         $ 8,002       $ 7,705
                                         =====================

Liabilities and Stockholder' Equity

Other liabilities                        $   740       $   787
Common stock                               8,686         8,686
Accumulated deficit                       (1,424)       (1,768)
                                         ---------------------
                                         $ 8,002       $ 7,705
                                         =====================


Payment of dividends is subject to statutory and regulatory limitations. As a result of losses, at December 31, 1996, the Bank had no retained earnings legally available for the payment of cash dividends.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)


                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                  For the years ended December 31,
                                                 ---------------------------------
                                                  1996         1995          1994
                                                 -----       -------       -------
Equity in net income (loss) of subsidiaries      $ 329       $(3,428)       (2,392)
Other income                                       204           458           776
Other expenses                                    (189)         (474)         (809)
                                                 -----       -------       -------
   Income (loss) before taxes                      344        (3,444)       (2,425)
Income tax provision (benefit)                       1            (5)          450
                                                 -----       -------       -------

   Net Income (loss)                             $ 343       $(3,439)      $(2,875)
                                                 =====       =======       =======

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

                                  STERLING WEST BANCORP
                                 STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31,
                                  (dollars in thousands)


                                                      1996        1995          1994
                                                    -------     --------      --------
Cash flows from operating activities:

   Net income (loss)                                $ 343       $(3,439)      $(2,875)

Adjustments to reconcile net income to
  net cash from operating activities:

   Equity in (income) loss of subsidiaries           (329)        3,428         2,392
   Dividends paid by non-bank subsidiary             --           4,100           500
   Other, net                                          17          (253)        1,066
                                                    -----       -------       -------
      Total adjustments                              (312)        7,275         3,958
                                                    -----       -------       -------
   Net cash provided by operating activities           31         3,836         1,083

Cash from investing activities:

   Payment for investment in bank subsidiary         --          (3,650)       (1,330)
                                                    -----       -------       -------
   Net cash used in investing
      activities                                     --          (3,650)       (1,330)
Cash flows from financing activities:
   Payments of commercial paper                      --          (1,493)       (1,054)
   Decrease in loans to subsidiary                   --           1,339         1,303
                                                    -----       -------       -------
Net cash provided by (used in) financing
      activities                                     --            (154)          249
                                                    -----       -------       -------
Net increase in cash and cash equivalents              31            32             2

Cash and cash equivalents at beginning of year         38             6             4
                                                    -----       -------       -------
Cash and cash equivalents at end of year            $  69       $    38       $     6
                                                    =====       =======       =======
Supplemental cash flow information
   Cash paid during the year for interest            --         $   152       $   172
   Cash paid during income                           --            --            --
                                                    =====       =======       =======

                                  EXHIBIT INDEX

Exhibit
  No.             Description                                             Page
------------------------------------------------------------------------------
3.1               Articles of Company (1)                                    *
3.1.1             Certificates of Amendment to Articles                      *
3.2.1             Bylaws of Company, as amended (2)                          *
4.1               RESERVED                                                   *
4.2               Form of Seven Year Registered Variable
                  Interest Rate Note (3)                                     *
4.3               Form of Three Year Registered Variable
                  Interest Rate Note due June 1, 1995                        *
4.4               Form of Seven Year Registered Variable
                  Interest Rate Note due June 1, 1999                        *
4.5               Form of Seven Year Registered
                  Convertible Variable Interest Rate Note
                  due June 1, 1999                                           *
10.1              RESERVED                                                   *
10.2              RESERVED                                                   *
10.3              RESERVED                                                   *
10.4              Lease, dated June 2, 1980, between
                  Wilshire-Berendo Building Company, a
                  Limited Partnership, and Sterling Bank
                  and Lease amendment, effective
                  July 30, 1981 (1)                                          *
10.5              Company's 1982 Stock Option plan, as
                  amended (5)                                                *
10.6              Sterling Bancorporation Employee
                  Stock Ownership Plan and Trust (3)                         *
10.6.1            Amended and Restated Sterling West Bancorp
                  Employee Stock Ownership Plan and Trust (9)                *
10.7              RESERVED                                                   *
10.8              RESERVED                                                   *
10.9              RESERVED                                                   *
10.11             RESERVED                                                   *
10.12             RESERVED                                                   *
10.13             RESERVED                                                   *
10.14             RESERVED                                                   *
10.15             Sublease, dated October 25, 1989, between
                  Jaffe & Clemens and Sterling Bank (4)                      *
10.16             RESERVED                                                   *
10.17             RESERVED                                                   *
10.18             RESERVED                                                   *
10.19             Employment Agreement, dated January 1,
                  1990, between Sterling Bancorporation and
                  Allan E. Dalshaug, and Amendment No. 1 thereto,
                  effective September 30, 1990 (2)                           *

Exhibit
  No.             Description                                             Page
------------------------------------------------------------------------------
10.19.2           Amendment No. 2, effective December 30, 1992,
                  to Employment Agreement, dated January 1, 1990,
                  between Sterling West Bancorp and
                  Allan E.Dalshaug (8)                                       *
10.19.3           Amendment No. 3, effective May 15, 1995, to
                  Employment Agreement dated January 1, 1990
                  between Sterling West Bancorp and Allan E.
                  Dalshaug (10)
10.20             RESERVED                                                   *
10.21.2           Employment Agreement, dated January 1, 1994,
                  between Sterling Bank and Joseph Carona (6)                *
10.23             RESERVED                                                   *
10.24             RESERVED                                                   *
10.25             RESERVED                                                   *
10.29             Sublease, dated February 2, 1994, between
                  Wells Fargo Bank, N.A. and Sterling Bank (9)               *
10.30             RESERVED                                                   *
10.31             Employment Agreement, dated March 21, 1996,
                  between the Company and Allan E. Dalshaug (10)             *
11                Statement of Computation of Net Income
                  per Share of Common Stock
21                Subsidiaries of Company (7)                                *
27                Financial Data Schedule

(1) These documents were previously filed as Exhibits 3.1 and 10.4, respectively, to the Company's Registration Statement on Form S-14 (registration No.2-77211), effective June 1, 1982, and are incorporated herein by this reference.

(2) These documents were previously filed as Exhibits 3.2.1and 10.19, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and are incorporated herein by this reference.

(3) These documents were previously filed as Exhibits 4.2 and 10.6, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and are incorporated herein by this reference.

(4) These documents were previously filed as Exhibit 10.15, to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and are incorporated herein by this reference.

(5) This document was previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and is incorporated herein by this reference.

(6) These documents were previously filed as Exhibit 10.21.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and are incorporated herein by this reference.

(7) This document was previously filed as Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, and is incorporated herein by this reference.

(8) These documents were previously filed as Exhibit 10.19.2, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and are incorporated herein by this reference.

(9) These documents were previously filed as Exhibits 10.6.1 and 10.29, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by this reference.

(10) These documents were previously filed as Exhibits 10.19.3 and 10.31, respectively to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and are incorporated herein by this reference.