Form 10-Q
period 1997-03-31
STERLING WEST BANCORP
filed 1997-05-14
CIK 702170

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q
(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________________ to _________________

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


Number of shares outstanding of the registrant's sole class of common stock at April 30, 1997: 1,710,214

This Form 10Q contains 28 pages.

                              STERLING WEST BANCORP

                  MARCH 31, 1997 QUARTERLY REPORT ON FORM 10-Q

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




                                     PART II

OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                     Sterling West Bancorp and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                             March 31,            December 31,
                                                               1997                   1996
                                                           -------------         -------------
ASSETS                                                      (Unaudited)
Cash and cash equivalents                                  $  13,545,000         $  24,322,000
Securities held to maturity                                   12,241,000             7,224,000
   (fair value of $12,108,000 at March 31, 1997
     and $7,204,000 at December 31, 1996)

Loans receivable, net                                         67,586,000            67,629,000
Real estate held for sale                                      2,322,000             2,749,000
Fixed assets
   Land and building                                             246,000               243,000
   Furniture and equipment                                     3,120,000             3,088,000
   Leasehold improvements                                      1,408,000             1,408,000
                                                           -------------         -------------
                                                               4,774,000             4,739,000
   Less: accumulated depreciation                             (3,648,000)           (3,583,000)
                                                           -------------         -------------
                                                               1,126,000             1,156,000

Accrued interest receivable                                      693,000               589,000
Other assets                                                   1,026,000               892,000
                                                           -------------         -------------
                                                           $  98,539,000         $ 104,561,000
                                                           =============         =============

LIABILITIES

Deposits
  Demand                                                   $  25,379,000         $  32,541,000
  Savings and NOW                                             48,689,000            50,786,000
  Money market                                                 6,616,000             5,778,000
  Time deposits $100,000 or greater                            6,310,000             3,720,000
  Other time deposits                                          3,032,000             3,361,000
                                                           -------------         -------------
                                                              90,026,000            96,186,000

Other liabilities                                              1,193,000             1,114,000
                                                           -------------         -------------
                                                              91,219,000            97,300,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Common stock - authorized 5,000,000
      shares without par value; issued and
      outstanding 1,710,214 shares in 1997 and 1996        $   8,686,000             8,686,000
  Accumulated deficit, restricted                             (1,366,000)           (1,425,000)
                                                           -------------         -------------
                                                               7,320,000             7,261,000
                                                           -------------         -------------

                                                           $  98,539,000         $ 104,561,000
                                                           =============         =============

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the three     For the three
                                                                    months ended      months ended
                                                                     March 31,         March 31,
                                                                       1997              1996
                                                                   -------------     -------------
Interest income
     Loans                                                          $1,720,000        $1,964,000
     Federal funds sold                                                165,000           175,000
     Securities held to maturity                                       159,000           115,000
                                                                    ----------        ----------
                                                                     2,044,000         2,254,000
Interest expense
    Savings and NOW                                                    473,000           539,000
    Money market                                                        32,000            10,000
    Time deposits $100,000 or greater                                   77,000            65,000
    Other time deposits                                                 22,000            17,000
    Notes payable                                                           --            26,000
                                                                    ----------        ----------
                                                                       604,000           657,000
                                                                    ----------        ----------

    Net interest income                                              1,440,000         1,597,000

Provision for loan losses                                              389,000            61,000
                                                                    ----------        ----------
    Net interest income after provision
           for loan losses                                           1,051,000         1,536,000

Non-interest income
    Service charges on deposit accounts                                174,000            95,000
    Gain on sale of SBA loans                                          228,000                --
    Other                                                               34,000           101,000
                                                                    ----------        ----------
                                                                       436,000           196,000

Non-interest expenses
    Salaries, wages and employee benefits                              714,000           785,000
    Occupancy                                                          203,000           221,000
    Furniture and equipment                                             53,000            57,000
    Real estate operations, net                                             --           134,000
    Other                                                              456,000           469,000
                                                                    ----------        ----------
                                                                     1,426,000         1,666,000
                                                                    ----------        ----------

Income  before income taxes                                             61,000            66,000
Income tax provision                                                     2,000            30,000
                                                                    ----------        ----------
    Net income                                                      $   59,000        $   36,000
                                                                    ==========        ==========
    Net income per share                                            $     0.03        $     0.02
                                                                    ==========        ==========

See accompanying notes to consolidated financial statements

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three months ended
                                                                              March 31,
                                                                          1997                 1996
                                                                          ----                 ----
Cash flows from operating activities
  Net income                                                      $     59,000         $     36,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                     65,000               43,000
      Provision for loan losses                                        389,000               61,000
      Provision for real estate held for sale                           25,000              100,000
      Increase in accrued interest receivable                         (104,000)             (22,000)
      (Increase) decrease in other assets                             (134,000)              24,000
       Increase in other liabilities                                    79,000              407,000
                                                                  ------------         ------------
                 Total adjustments:                                    320,000              613,000
                                                                  ------------         ------------

                 Net cash provided by operating activities             379,000              649,000

Cash flows from investing activities
      Proceeds from maturities of securities                           500,000                   --
      Purchase of securities                                        (5,517,000)                  --
      Net (increase) decrease in loans receivable                     (793,000)             154,000
      Proceeds from sale of real estate                                849,000            1,666,000
      Purchase of fixed assets                                         (35,000)             (29,000)
                                                                  ------------         ------------
               Net cash provided by investment(used in)
                   investing activities                             (4,996,000)           1,791,000

Cash flows from financing activities
      Net decrease in demand deposits, savings
           and other money market accounts                          (8,420,000)         (22,995,000)
      Net increase (decrease) in time deposits                       2,260,000              (99,000)
      Net decrease in note payable                                          --             (975,000)
                                                                  ------------         ------------

              Net cash used in financing activities                 (6,160,000)         (24,069,000)
                                                                  ------------         ------------

Net decrease in cash and cash equivalents                          (10,777,000)         (21,629,000)

Cash and cash equivalents at beginning of period                    24,322,000           35,835,000
                                                                  ------------         ------------

Cash and cash equivalents at end of period                        $ 13,545,000         $ 14,206,000
                                                                  ============         ============


See accompanying notes to consolidated financial statements.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1. PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and are in compliance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Annual Report on Form 10-K for the year ended December 31, 1996 of Sterling West Bancorp (the "Company"). In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The Results of Operations for the three months ended March 31, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2. COMMITMENTS TO EXTEND CREDIT
In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of March 31, 1997 and December 31, 1996 the Company had entered into the following commitments:

                                              March 31,        December 31,
                                                 1997             1996
                                              ----------       ------------
Letters of Credit                                $41,000          $255,000
Undisbursed Loan Commitments                  $9,017,000        $8,188,000

NOTE 3. EARNINGS PER SHARE
Earnings per share amounts have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,214 for the periods ended March 31, 1997 and December 31, 1996.

NOTE 4. CASH AND CASH EQUIVALENTS
The cash and cash equivalents at March 31, 1997 and December 31, 1996 are as follows:

                                              March 31,         December 31,
                                                 1997              1996
                                              ----------        ------------
Cash & non-interest bearing deposits          $4,592,000         $5,929,000
Federal funds sold                            $8,953,000        $18,393,000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the first quarters ended March 31, 1997 and March 31, 1996, primarily reflect the operations of Sterling Bank ("the Bank"). Sterling Business Credit, Inc. ("Business Credit") made no material contribution to the financial results for the quarters ended March 31, 1997 and 1996, respectively. The Bank and Business Credit are wholly-owned subsidiaries of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business -- Factors That May Affect Future Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Financial Condition

At March 31, 1997, assets of the Company were $98,539,000, a decrease of $6.0 million or 5.8% from $104,561,000 at December 31, 1996. The change in assets was primarily attributable to decreases in cash and cash equivalents and real estate held for sale, offset by an increase in securities held to maturity.

Cash and cash equivalents decreased to $13.5 million at March 31, 1997 from $24.3 million at December 31, 1996. Securities held to maturity increased to $12.2 million at March 31, 1997 from $7.2 million at December 31, 1996. This shift is primarily related to the decision by the asset-liability committee of the Bank, to employ excess liquidity at the beginning of the first quarter in securities held to maturities. See Liquidity and Capital Resources discussions below.

Total nonperforming assets at March 31, 1997 increased by 31.0% from December 31, 1996, and 14.5% from March 31, 1996, and represented 6.25%, 4.51% and 5.45%
of total assets, respectively for those periods. The following table summarizes the nonperforming assets of the Company at the dates indicated:

(Dollars in thousands)                               March 31,   December 31,   March 31,
                                                       1997          1996         1996
                                                       ----          ----         ----
Nonaccrual loans                                      $3,839        $1,964       $1,629
Real estate held for sale                             $2,322        $2,749       $3,750
                                                      ------        ------       ------
     Total nonperforming assets                       $6,161        $4,713       $5,379
                                                      ======        ======       ======

Nonperforming assets as a % of total assets             6.25%         4.51%        5.45%
Nonaccrual loans as a % of total loans receivable       5.57%         2.85%        2.30%

Nonaccrual loans increased to $3.8 million at March 31, 1997 from $1.9 million and $1.6 million at December 31, 1996 and March 31, 1996, respectively. The increase was the result of 2 loans at the Bank that were placed on nonaccrual during the first quarter of 1997. In addition, nonperforming assets included approximately $1.1 million of remaining Business Credit assets. Business Credit has distributed substantially all of its assets to Sterling West Bancorp effective March 31, 1997.

Real estate held for sale at March 31, 1997, is stated at the estimated fair value less estimated selling costs. Management expects that further foreclosures may occur and no assurance can be given that additional losses will not occur in excess of existing allowances.

Liquidity

The Company's most liquid assets are cash and cash equivalents and its investment portfolio. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. The liquidity needs of the Company primarily relate to the Bank. The liquidity needs of Sterling West Bancorp at this time are minimal.

The Bank's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank had available $8.9 million of federal funds sold and a $12.2 million investment portfolio at March 31, 1997, all of which could be used as immediate sources of funds. In addition, the Bank has access to a $3.5 million federal funds purchase line of credit from Community Bank, subject to cancellation, which the Bank can use to meet short term needs. The Bank also has access to funds through the Federal Reserve Bank discount window. The Bank maintained at March 31, 1997, approximately 26% of its total assets in liquid assets.

Total deposits decreased by $6.2 million, or 6.4%, consisting of a $7.2 million decrease in demand deposits and a $2.1 million decrease in savings and NOW accounts, which were offset by a $0.8 million increase in money market accounts and a $2.6 million increase in time deposits $100,000 or greater, at March 31, 1997 as compared to December 31, 1996. The decrease, particularly in demand deposits was primarily related to an outflow of demand deposits to federal and local taxing authorities from the Bank's customers during the first quarter of 1997 as compared to the fourth quarter of 1996. Average demand deposits remained relatively unchanged at $27.1 million for the first quarter of 1997 as compared to the fourth quarter of 1996. The additional changes in deposit accounts are results of what management believes to be normal fluctuations in these accounts.

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

         The following table sets forth the regulatory capital ratios of the Company and the Bank at March 31, 1997 (dollars in thousands):

                                           Company                       Bank
                                           -------                       ----
Risk Weighted                     Amount            Ratio       Amount            Ratio
-------------                    --------           -----      --------           -----
   Tier 1 Capital                $  7,320           10.10%     $  7,566           10.50%
   Tier 1 Capital
     minimum requirement         $  2,899            4.00%     $  2,882            4.00%
                                 --------           -----      --------           -----
     Excess                      $  4,421            6.10%     $  4,684            6.50%

   Total capital                 $  8,232           11.36%     $  8,472           11.76%
   Total capital
     minimum requirement         $  5,797            8.00%     $  5,764            8.00%
                                 --------           -----      --------           -----
     Excess                      $  2,435            3.36%     $  2,708            3.76%

     Risk-weighted assets        $ 72,463                      $ 72,053


Average Total Assets
   Tier 1 capital                $  7,320            7.12%     $  7,566            7.47%
   Tier 1 capital
     minimum
     requirement                 $  4,114            4.00%
                                 --------           -----
   Memorandum
     requirement                                               $  6,839            6.75%
                                                               --------           -----
     Excess                      $  3,206            3.12%     $    727            0.72%

     Average total assets        $102,838                      $101,314


The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of March 31, 1997, the Company and the Bank had leverage ratios of 7.12% and 7.47%, respectively.

In the year 1995, the Board of Directors of the Company and the Bank entered into Memorandums of Understanding (collectively, the "Memorandums") with the Federal Reserve Bank ("the FRB Memorandum"), the Federal Deposit Insurance Corporation ("FDIC Memorandum) and the State Banking Department ("SBD Memorandum"). Under these Memorandums, the Company, among other things, may not directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and may not pay cash dividends without the prior written consent of the Federal Reserve Bank. The Bank is also required, among other things, to maintain Tier 1 capital equal to or above 6.75% of total assets; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

The Company and the Bank believe they are currently in full compliance, and management believes that it can continue to comply with the terms of the FRB Memorandum, the FDIC Memorandum and the SBD Memorandum, and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's financial condition or results of operations. However, failure to comply with any Memorandum could result in regulatory action.

The Company expects that the ability of the Company to pay dividends in the future will depend on continued profitability and the maintenance of acceptable financial results.

Results of Operations

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, investment securities and other earning assets, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to a lesser extent service charges on deposit accounts and other noninterest income. In addition, the Company's operating expenses principally consist of salaries, wages and employee benefits, occupancy expenses, real estate operations expense and other general noninterest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and actions of regulatory authorities.

Net Income

During the first quarter of 1997, the Company had net income of $59,000 as compared to net income of $36,000 for the first quarter of 1996. The improved results for the 1997 period relates primarily to gains recognized on the sale of SBA loans and reductions in non-interest expenses and income taxes, offset by an increase in the provision for loan losses.

Net Interest Income

Net interest income is the difference between interest and fees received on earning assets and interest paid on deposits and other sources of funds. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-earning liabilities. It is also affected by the change in the amount and mix of interest-earning assets and rates paid on deposits and other borrowed funds. Net interest income decreased 9.9% for the first quarter of 1997 as compared to the first quarter of 1996 from $1.6 million to $1.4 million.. The decrease was due primarily to a decline in interest income received on loans outstanding offset partially by lower interest expense paid on interest bearing deposits in the 1997 period as compared to 1996.

Allowance and Provision for Losses

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

At March 31, 1997, the allowance for loan losses was $1.4 million or 1.98% of total loans, as compared to $1.3 million or 1.83% of total loans at December 31, 1996 and $1.4 million or 2.00% of total loans at March 31, 1996. The allowance for loan losses was 36% of nonaccrual loans at March 31, 1997 as compared to 64% at December 31, 1996 and 86% at March 31, 1996. During the first three months of 1997, the Company made additions to the allowance of $389,000 compared to $61,000 of additions during the same period in 1996. The increase in the allowance during the first quarter of 1997 was the result of the increase in nonaccrual loans during the period. Reductions from the allowance in the form of net charge-offs amounted to $282,000 for the first three months of 1997 as compared to $173,000 for the same period in 1996.

Taking into account economic trends in the condition of the loan portfolio management believes that the allowance for loan losses at March 31, 1997 is adequate to absorb known and inherent risks in the loan portfolio. However, no assurance can be given that the Company will not incur additional losses on these loans or that additional provisions for loan losses will not be required.

In addition, the Company has established a separate allowance for losses on real estate held for sale which amounted to $0.1 million, at each of March 31, 1997, December 31, 1996 and March 31, 1996. This allowance is carried as a reduction of real estate held for sale. Further, the Company maintains an allowance for losses on loan repurchases which amounted to $0.4 million at March 31, 1997, $0.4 million at December 31, 1996 and $0.6 million at March 31, 1996. This allowance is carried in Other Liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and any losses thereon. Management believes that the allowance for losses on loan repurchases at March 31, 1997 is adequate to absorb future losses on loan repurchases. However, no assurance can be given that the Company will not incur additional losses on such repurchases.

Noninterest Income

Noninterest income for the first quarter of 1997 was $0.4 million compared to $0.2 million for the same period in 1996. The increase was primarily due to a $229,000 gain on the sale of SBA loans during the first quarter of 1997. In addition, the Bank continues to benefit from increases in service charges assessed on deposit accounts during the first quarter of 1997 as compared to the same period in 1996.

Noninterest Expenses

Noninterest expenses decreased 14.4% for the first quarter of 1997 to $1.4 million compared to $1.7 million for the same period in 1996. The reduction is primarily a result of (i) lower costs associated with real estate operations and
(ii) continued savings achieved in salaries and employee benefits, as a result of the continued downsizing of the Bank. In addition, the Company and the Bank have benefited from lower cost expended on professional consulting and legal fees, during the first quarter of 1997, as compared to the same period in 1996.

Income taxes

Income tax expense for the first quarter of 1997 amounted to $2,000 compared to $30,000 for the first quarter in 1996. The provision for income taxes reflects state minimum tax, which considers the effect of the net operating loss carryforwards available for California Franchise Tax , as well as Federal Income Tax purposes.

PART II:  OTHER INFORMATION

ITEM 1-5.  Not applicable.

ITEM   6.  Exhibits and Reports on  8-K .


               (A)  EXHIBITS:

                    EXHIBIT 10.31.1 -- Employment Agreement, dated January 2, 1997, between the Company and Allan E. Dalshaug.

                    EXHIBIT 10.21.3 -- Employment Agreement, dated January 2, 1997, between Sterling Bank and Joseph C. Carona.

                    EXHIBIT 27 -- Financial Data Schedule

               (B)  Report on Form 8-K:  None.


                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STERLING WEST BANCORP
                                           (Registrant)




DATED:  May 13, 1997                   By /s/ JOSEPH C. CARONA
                                          ---------------------
                                          Joseph C. Carona
                                          Chief Financial and
                                          Accounting officer