Form 10-Q
period 1997-06-30
STERLING WEST BANCORP
filed 1997-08-12
CIK 702170

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                  For the quarterly period ended June 30, 1997


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to _____

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


Number of shares outstanding of the registrant's sole class of common stock at July 31, 1997: 1,710,214

                              STERLING WEST BANCORP

                   JUNE 30, 1997 QUARTERLY REPORT ON FORM 10-Q

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




                                    PART II

OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,         December 31,
                                                        1997                1996
                                                    -------------      -------------
ASSETS                                               (Unaudited)
Cash and cash equivalents                           $  23,543,000      $  24,322,000
Securities held to maturity                            11,840,000          7,224,000
   (fair value of  $11,812,000 at June 30, 1997
     and $7,204,000 at December 31, 1996)

Loans receivable, net                                  61,208,000         67,629,000
Real estate held for sale                               3,717,000          2,749,000
Fixed assets
   Land and building                                      246,000            243,000
   Furniture and equipment                              3,188,000          3,088,000
   Leasehold improvements                               1,408,000          1,408,000
                                                    -------------      -------------
                                                        4,842,000          4,739,000
   Less: accumulated depreciation                      (3,706,000)        (3,583,000)
                                                    -------------      -------------
                                                        1,136,000          1,156,000

Accrued interest receivable                               603,000            589,000
Other assets                                              725,000            892,000
                                                    -------------      -------------
                                                    $ 102,772,000      $ 104,561,000
                                                    =============      =============

LIABILITIES

Deposits
  Demand                                            $  26,474,000      $  32,541,000
  Savings and NOW                                      53,925,000         50,786,000
  Money market                                          5,630,000          5,778,000
  Time deposits $100,000 or greater                     5,489,000          3,720,000
  Other time deposits                                   2,859,000          3,361,000
                                                    -------------      -------------
                                                       94,377,000         96,186,000

Notes payable                                             900,000                 --
Other liabilities                                         874,000          1,114,000
                                                    -------------      -------------
                                                       96,151,000         97,300,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Common stock - authorized 5,000,000
      shares without par value; issued and
      outstanding 1,710,214 shares in 1997              8,686,000          8,686,000
      and 1996
  Accumulated deficit, restricted                      (2,065,000)        (1,425,000)
                                                    -------------      -------------
                                                        6,621,000          7,261,000
                                                    -------------      -------------

Total liabilities & stockholders equity             $ 102,772,000      $ 104,561,000
                                                    =============      =============

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the three    For the three    For the six     For the six
                                            months ended      months ended   months ended     months ended
                                              June 30,          June 30,       June 30,         June 30,
                                                1997              1996           1997             1996
                                            -----------      -----------     -----------      -----------
Interest income
     Loans                                  $ 1,708,000      $ 1,925,000     $ 3,428,000      $ 3,889,000
     Federal funds sold                         189,000          203,000         354,000          378,000
     Securities held to maturity                183,000          121,000         342,000          236,000
                                            -----------      -----------     -----------      -----------
                                              2,080,000        2,249,000       4,124,000        4,503,000
Interest expense
    Savings and NOW                             512,000          512,000         985,000        1,051,000
    Money market                                 24,000           30,000          57,000           40,000
    Time deposits $100,000 or greater            29,000           24,000          54,000           40,000
    Other time deposits                          72,000           75,000         145,000          141,000
    Notes payable                                 2,000           10,000           3,000           36,000
                                            -----------      -----------     -----------      -----------
                                                639,000          651,000       1,244,000        1,308,000
                                            -----------      -----------     -----------      -----------

    Net interest income                       1,441,000        1,598,000       2,880,000        3,195,000

Provision for loan losses                       650,000          120,000       1,039,000          181,000
                                            -----------      -----------     -----------      -----------
    Net interest income after provision
           for loan losses                      791,000        1,478,000       1,841,000        3,014,000

Non-interest income
    Service charges on deposit accounts         166,000          200,000         340,000          295,000
    Gain on sale of SBA loans                        --           11,000         229,000           11,000
    Other                                        21,000          448,000          50,000          549,000
                                            -----------      -----------     -----------      -----------
                                                187,000          659,000         619,000          855,000

Non-interest expenses
    Salaries employee benefits                  711,000          740,000       1,425,000        1,525,000
    Occupancy                                   208,000          206,000         411,000          427,000
    Furniture and equipment                      48,000           75,000         101,000          132,000
    Real estate operations, net                 191,000          135,000         186,000          269,000
    Other                                       519,000          562,000         975,000        1,031,000
                                            -----------      -----------     -----------      -----------
                                              1,677,000        1,718,000       3,098,000        3,384,000
                                            -----------      -----------     -----------      -----------

Income  before income taxes                    (699,000)         419,000        (638,000)         485,000
Income tax provision                                 --          180,000           2,000          210,000
                                            -----------      -----------     -----------      -----------
    Net income                                 (699,000)         239,000        (640,000)         275,000
                                            ===========      ===========     ===========      ===========
    Net income per share                    $     (0.41)     $      0.14     $     (0.37)     $      0.16
                                            ===========      ===========     ===========      ===========



See accompanying notes to consolidated financial statements

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Six Months Ended
                                                                         June 30,
                                                               ------------------------------
                                                                    1997             1996
                                                               ------------      ------------
Cash flows from operating activities
  Net income                                                   $   (640,000)     $    275,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                 124,000           115,000
      Provision for loan losses                                   1,039,000           181,000
      Provision for real estate held for sale                       215,000           315,000
      (Increase) decrease in accrued interest receivable            (14,000)           64,000
      Decrease in other assets                                      167,000            85,000
      Increase (decrease) in other liabilities                     (240,000)           33,000
                                                               ------------      ------------
                 Total adjustments:                               1,291,000           793,000
                                                               ------------      ------------

                 Net cash provided by operating activities          651,000         1,068,000

Cash flows from investing activities
      Proceeds from maturities of securities                        897,000           448,000
      Purchase of securities                                     (5,514,000)         (881,000)
      Net (increase) decrease in loans receivable                 2,987,000           (90,000)
      Proceeds from sale of real estate                           1,213,000         1,773,000
      Purchase of fixed assets                                     (104,000)         (132,000)
                                                               ------------      ------------
               Net cash provided by investment(used in)
                   investing activities                            (521,000)        1,118,000

Cash flows from financing activities
      Net decrease in demand deposits, savings
           and other money market accounts                       (3,076,000)      (18,709,000)
      Net increase in time deposits                               1,267,000         2,837,000
      Net (increase) decrease in notes payable                      900,000        (1,006,000)
                                                               ------------      ------------

              Net cash used in financing activities                (909,000)      (16,878,000)
                                                               ------------      ------------

Net decrease in cash and cash equivalents                          (779,000)      (14,692,000)

Cash and cash equivalents at beginning of period                 24,322,000        35,835,000
                                                               ------------      ------------

Cash and cash equivalents at end of period                     $ 23,543,000      $ 21,143,000
                                                               ============      ============


See accompanying notes to consolidated financial statements.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1. PRESENTATION OF FINANCIAL INFORMATION
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and are in compliance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Annual Report on Form 10-K for the year ended December 31, 1996 of Sterling West Bancorp (the "Company"). In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The Results of Operations for the six months ended June 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2. COMMITMENTS TO EXTEND CREDIT
In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of June 30, 1997 and December 31, 1996 the Company had entered into the following commitments:

                                  June 30,       December 31,
                                    1997            1996
                                 ---------------------------
Letters of Credit                $    41,000     $   255,000
Undisbursed Loan Commitments     $10,150,000     $ 8,188,000

NOTE 3. EARNINGS PER SHARE
Earnings per share amounts have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,214 for the periods ended June 30, 1997 and December 31, 1996.

NOTE 4. CASH AND CASH EQUIVALENTS
The cash and cash equivalents at June 30, 1997 and December 31, 1996 are as follows:

                                          June 30,        December 31,
                                            1997             1996
                                         ---------------------------
Cash & non-interest bearing deposits     $ 7,413,000     $ 5,929,000
Federal funds sold                       $16,130,000     $18,393,000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the second quarter and six months ended June 30, 1997 and June 30, 1996, primarily reflect the operations of Sterling Bank ("the Bank"). Sterling Business Credit, Inc. ("Business Credit") made no material contribution to the financial results for the quarters ended June 30, 1997 and 1996, respectively. The Bank and Business Credit are wholly-owned subsidiaries of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

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

Financial Condition

At June 30, 1997, assets of the Company were $102,772,000, a decrease of $1.8 million or 1.7% from $104,561,000 at December 31, 1996. The change in assets was primarily attributable to decreases in cash and cash equivalents and loans receivable, offset to a lesser extent by increases in securities held to maturity and real estate held for sale.

Cash and cash equivalents decreased to $23.5 million at June 30, 1997 from $24.3 million at December 31, 1996. Securities held to maturity increased to $11.8 million at June 30, 1997 from $7.2 million at December 31, 1996. This shift is primarily related to the decision by the asset-liability committee of the Bank to employ excess liquidity to securities held to maturity. See Liquidity and Capital Resources discussions below.

Loans receivable, net, decreased 9.5% to $61.2 million at June 30, 1997 from $67.6 million at December 31, 1996. The decrease was primarily due to a $3.2 million reduction in real estate construction loans outstanding, as compared to the year ended December 31, 1996.

 The following table summarizes the nonperforming assets of the Company at the dates indicated:

(Dollars in thousands)                               June 30,   December 31,  June 30,
                                                       1997        1996        1996
                                                      ------      ------      ------
Nonaccrual loans                                      $1,456      $1,964      $2,217
Real estate held for sale                             $3,717      $2,749      $1,337
                                                      ------      ------      ------
     Total nonperforming assets                       $5,173      $4,713      $3,554
                                                      ======      ======      ======

Nonperforming assets as a % of total assets             5.03%       4.51%       3.36%
Nonaccrual loans as a % of total loans receivable       2.32%       2.85%       3.02%

Total nonperforming assets at June 30, 1997 increased by 9.76% from December 31, 1996, and 45.56% from June 30, 1996, and represented 5.03%, 4.51% and 3.36% of total assets, at such dates.

Nonaccrual loans decreased to $1.5 million at June 30, 1997 from $2.0 million and $2.2 million at December 31, 1996 and June 30, 1996, respectively. The decline in nonaccrual loans for the periods presented is a result of the migration of such loans to real estate held for sale.

Of the $3.7 million of real estate held for sale, approximately $2.0 million represents three properties. One such property totaling approximately $1.2 million closed escrow in July 1997, and the remaining two, totaling approximating $0.8 million are expected to close escrow during the third quarter of 1997. A program is underway toward reducing the remaining nonperforming assets to minimum levels. Real estate held for sale at June 30, 1997, is stated at the estimated fair value less estimated selling costs. Further foreclosures may occur and no assurance can be given that additional losses will not occur in excess of existing allowances.

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

The Bank had available $16.1 million of federal funds sold and a $11.8 million investment portfolio at June 30, 1997, all of which could be used as immediate sources of funds. In addition, the Bank has access to a $3.5 million federal funds purchase line of credit from Community Bank, subject to cancellation, which the Bank can use to meet short term needs. The Bank also has access to funds through the Federal Reserve Bank discount window. The Bank maintained at June 30, 1997, approximately 34% of its total assets in liquid assets.

Total deposits decreased by $1.8 million, or 1.9%, comprising a $6.1 million decrease in demand deposits, which was offset by a $3.1 million increase in savings and Now accounts and a $1.8 million increase in time deposits $100,000 or greater, at June 30, 1997 as compared to December 31, 1996. The decrease in demand deposits was primarily related to an outflow of demand deposits to federal and local taxing authorities from the Bank's customers during the first quarter of 1997 as compared to the fourth quarter of 1996, and the second quarter of 1997. Average demand deposits for the first six months of 1997 were $25.7 million as compared to $27.1 million for the fourth quarter of 1996. The additional changes in deposit accounts are results of what management believes to be normal fluctuations in these accounts.

Notes Payable

At June 30, 1997 the Company had outstanding $900,000 of promissory notes issued to certain Directors of the Company. The proceeds of these notes were used by the Company to reimburse the Bank for a deferred tax receivable from the Company. It was determined during a recent Federal Deposit Insurance Corporation and State Banking Department joint regulatory examination, that a net deferred tax balance on the Bank's books is a functional receivable from the Company, and should be repaid. This balance results from the filing of consolidated tax returns of the Company, under an agreement, with its subsidiaries, which has been in effect for many years. The balance represents prior operating losses at Sterling Bank, and the offset of profits earned in Sterling Business Credit and from the gain on the sale of Sterling Business Credit assets.

The notes bear interest at an initial rate of 10% per annum, but the interest rate may fluctuate depending upon increases or decreases in the loan's interest rate of 1.5% in excess of Bank of America's prime rate in effect from time to time. These promissory notes have a maturity of September 18, 1997, with an automatic 90 day renewal, subject to renewal at the option of the Company for a maximum period of up to one year, unless a change is requested by the note holder.

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

During the second quarter of 1997, the Company engaged the investment banking firm of Hoefer & Arnett, Inc. to assist it in evaluating alternative strategies for enhancing shareholder value.

         The following table sets forth the regulatory capital ratios of the Company and the Bank at June 30, 1997 (dollars in thousands):


                                       Company                          Bank
Risk Weighted                   Amount          Ratio          Amount            Ratio
                                ------------------------------------------------------
 Tier 1 Capital                 $6,621          9.24%          $6,867            9.71%
 Tier 1 Capital
    minimum requirement         $2,865          4.00%          $2,829            4.00%
                                ------          -----          ------            -----
    Excess                      $3,756          5.24%          $4,038            5.71%

 Total capital                  $7,524         10.50%          $7,758            10.97%
 Total capital
    minimum requirement         $5,730          8.00%          $5,659             8.00%
                                ------          -----          ------             -----
    Excess                      $1,794          2.50%          $2,099             2.97%

    Risk-weighted assets       $71,624                        $70,735


    Average Total Assets
       Tier 1 capital           $6,621          6.51%          $6,867            6.84%
       Tier 1 capital
        minimum
        requirement             $4,067          4.00%
                                 -----          -----
       Memorandum
          requirement                                          $6,773            6.75%
                                                               ------            -----
       Excess                   $2,554          2.51%             $94            0.09%

      Average total assets    $101,681                       $100,339


The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of June 30, 1997, the Company and the Bank had leverage ratios of 6.51% and 6.84%, respectively.

During 1995, the Board of Directors of the Company and the Bank entered into Memorandums of Understanding (collectively, the "Memorandums") with the Federal Reserve Bank ("the FRB Memorandum"), the Federal Deposit Insurance Corporation ("FDIC Memorandum) and the State Banking Department ("SBD Memorandum"). Under these Memorandums, the Company, among other things, may not directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and may not pay cash dividends without the prior written consent of the Federal Reserve Bank. The Bank is also required, among other things, to maintain Tier 1 capital equal to or above 6.75% of total assets; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks.

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

Net Income

During the second quarter of 1997, the Company had a net loss of $699,000 as compared to net income of $239,000 for the second quarter of 1996. The Company's second quarter loss was attributable to an additional allowance for loan loss provision at the Bank of $650,000 and a real estate operations provision of $190,000. The substantial increase in the provision was necessitated by additional classified loans and loan charge-offs.

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

Net interest income decreased 9.82% for the second quarter of 1997 as compared to the second quarter of 1996 from $1.6 million to $1.4 million, respectively. For the first six months ended June 30, 1997, net interest income decreased 9.86%, as compared to the same period in 1996, from $3.2 million to $2.9 million, respectively. The decreases were due primarily to a decline in interest income received on loans outstanding due to lower loan volume, offset partially by lower interest expense paid on interest bearing deposits in the 1997 periods as compared to 1996.

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

At June 30, 1997, the allowance for loan losses was $1.5 million or 2.36% of total loans, as compared to $1.3 million or 1.83% of total loans at December 31, 1996 and $1.5 million or 2.07% of total loans at June 30, 1996. The allowance for loan losses was 101% of nonaccrual loans at June 30, 1997 as compared to 64% at December 31, 1996 and 68% at June 30, 1996. During the three months ending June 30, 1997, the Company made additions to the allowance of $650,000 compared to $120,000 of additions during the same period in 1996. For the first six months of 1997 the Company made additions to the allowance of $1.0 million compared to $181,000 for the same period in 1996. The increase in the allowance during the second quarter of 1997 and the first six months, was the result of additional classified loans and loan charge-offs.

Taking into account economic trends in the condition of the loan portfolio management believes that the allowance for loan losses at June 30, 1997 is adequate to absorb known and inherent risks in the loan portfolio. However, no assurance can be given that the Company will not incur additional losses on these loans or that additional provisions for loan losses will not be required.

In addition, the Company maintains an allowance for losses on loan repurchases which amounted to $0.3 million at June 30, 1997, $0.4 million at December 31, 1996 and $0.4 million at June 30, 1996. This allowance is carried in Other Liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and any losses thereon. Management believes that the allowance for losses on loan repurchases at June 30, 1997 is adequate to absorb future losses on loan repurchases. However, no assurance can be given that the Company will not incur additional losses on such repurchases.

Noninterest Income

Noninterest income for the second quarter of 1997 was $187,000 compared to $659,000 for the same period in 1996. For the first six months of 1997 noninterest income decreased to $619,000 from $855,000 in 1996. The decrease in the 1997 period as compared to 1996 period results from income received from the settlement of certain litigation in the second quarter of 1996.

Noninterest Expenses

Noninterest expenses decreased 2.4% for the second quarter of 1997 to $1.67 million compared to $1.72 million for the same period in 1996. For the first six months of 1997 noninterest expense decreased to $3.1 million from $3.4 million for the same period in 1996. The reduction is primarily a result of the Company and the Bank benefiting from lower cost expended on salaries, wages and employee benefits and other noninterest expenses, during the second quarter and first six months of 1997, as compared to the same periods in 1996.

Income taxes

Income tax expense for the second quarter of 1997 amounted to zero compared to $180,000 for the second quarter in 1996. For the first six months of 1997 income tax expense amounted to $2,000 as compared to $210,000 for the same period in 1996. The provision for income taxes reflects state minimum tax, which considers the effect of the net operating loss carryforwards available for California Franchise Tax , as well as Federal Income Tax purposes.


PART II:  OTHER INFORMATION

ITEM 1-3.  Not applicable.

ITEM    4.  Submission of Matter to a Vote of Security Holders.

The following matters were submitted to a vote of the security holders of the Registrant, by the solicitation of proxies for Registrant's Annual Meeting:

         (A) Annual Meeting of Shareholders held on May 21, 1997.

         (B) The following seven persons were elected as directors at the Meeting and constitute all of the members of the Board of Directors:

                               Timothy Behunin
                               Howard M. Borris
                              Allan E. Dalshaug
                              Audrey J. Fimpler
                                 Hassan Izad
                              Robert J. Schiller
                                Michael Wagner

ITEM 5.  Not applicable.

ITEM 6.  Exhibits and Reports on  8-K.


               (A)      EXHIBITS:

                        EXHIBIT 27  --  Financial Data Schedule

               (B)      Report on Form 8-K:  None.


                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STERLING WEST BANCORP
                                               (Registrant)




DATED:   August 14, 1997                  By /s/ Joseph C. Carona
                                             --------------------
                                             Joseph C. Carona
                                             Chief Financial and
                                             Accounting Officer