Form 10-Q
period 1997-09-30
STERLING WEST BANCORP
filed 1997-11-14
CIK 702170

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                For the quarterly period ended September 30, 1997


                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ to __________________

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

                               Yes  [X]    No  [ ]

Number of shares outstanding of the registrant's sole class of common stock at November 13, 1997: 1,710,214

                              STERLING WEST BANCORP

                SEPTEMBER 30, 1997 QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                     PART I

FINANCIAL INFORMATION

        Item 1.Financial Statements
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




                                     PART II

OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                     Sterling West Bancorp and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                September 30,        December 31,
                                                     1997               1996
                                                -------------       -------------
                                                 (Unaudited)
ASSETS

Cash and cash equivalents                       $  17,847,000       $  24,322,000
Securities held to maturity
   (fair value of  $11,380,000 at
   September 30, 1997 and
   $7,204,000 at December 31, 1996)                11,338,000           7,224,000

Loans receivable, net                              67,107,000          67,629,000
Real estate held for sale                           2,435,000           2,749,000
Fixed assets
   Land and building                                  246,000             243,000
   Furniture and equipment                          3,200,000           3,088,000
   Leasehold improvements                           1,408,000           1,408,000
                                                -------------       -------------
                                                    4,854,000           4,739,000
   Less: accumulated depreciation                  (3,767,000)         (3,583,000)
                                                -------------       -------------
                                                    1,087,000           1,156,000

Accrued interest receivable                           689,000             589,000
Other assets                                          727,000             892,000
                                                -------------       -------------
                                                $ 101,230,000       $ 104,561,000
                                                =============       =============

LIABILITIES

Deposits
  Demand                                        $  29,442,000       $  32,541,000
  Savings and NOW                                  49,313,000          50,786,000
  Money market                                      6,114,000           5,778,000
  Time deposits $100,000 or greater                 5,054,000           3,720,000
  Other time deposits                               2,871,000           3,361,000
                                                -------------       -------------
                                                   92,794,000          96,186,000

Notes payable                                         800,000                  --
Other liabilities                                     908,000           1,114,000
                                                -------------       -------------
                                                   94,502,000          97,300,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Common stock - authorized 5,000,000
      shares without par value; issued and
      outstanding 1,710,214 shares in 1997
      and 1996                                      8,686,000           8,686,000
   Accumulated deficit, restricted                 (1,958,000)         (1,425,000)
                                                -------------       -------------
                                                    6,728,000           7,261,000
                                                -------------       -------------

Total liabilities & stockholders equity         $ 101,230,000       $ 104,561,000
                                                =============       =============

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the three    For the three    For the nine      For the nine
                                            months ended     months ended     months ended      months ended
                                            September 30,    September 30,    September 30,     September 30,
                                                 1997             1996            1997              1996
                                            -------------    -------------    -------------     -------------
Interest income
     Loans                                   $ 1,768,000      $ 1,866,000      $ 5,196,000       $ 5,787,000
     Federal funds sold                          211,000          196,000          565,000           574,000
     Securities held to maturity                 175,000          110,000          517,000           346,000
                                             -----------      -----------      -----------       -----------
                                               2,154,000        2,172,000        6,278,000         6,707,000
Interest expense
    Savings and NOW                              520,000          491,000        1,505,000         1,542,000
    Money market                                  29,000           26,000           86,000            66,000
    Time deposits $100,000 or greater             61,000           62,000          115,000           183,000
    Other time deposits                           31,000           25,000          176,000            85,000
    Notes payable                                 22,000            8,000           25,000            44,000
                                             -----------      -----------      -----------       -----------
                                                 663,000          612,000        1,907,000         1,920,000
                                             -----------      -----------      -----------       -----------

    Net interest income                        1,491,000        1,560,000        4,371,000         4,787,000

Provision for loan losses                        188,000           84,000        1,227,000           265,000
                                             -----------      -----------      -----------       -----------
    Net interest income after provision
           for loan losses                     1,303,000        1,476,000        3,144,000         4,522,000

Non-interest income
    Service charges on deposit accounts          154,000          147,000          494,000           373,000
    Gain on sale of SBA loans                         --               --          229,000            11,000
    Other                                         84,000           51,000          134,000           639,000
                                             -----------      -----------      -----------       -----------
                                                 238,000          198,000          857,000         1,023,000

Non-interest expenses
    Salaries and employee benefits               730,000          695,000        2,155,000         2,220,000
    Occupancy                                    197,000          206,000          608,000           633,000
    Furniture and equipment                       51,000           55,000          152,000           187,000
    Real estate operations, net                       --          112,000          186,000           381,000
    Other                                        456,000          535,000        1,431,000         1,568,000
                                             -----------      -----------      -----------       -----------
                                               1,434,000        1,603,000        4,532,000         4,989,000
                                             -----------      -----------      -----------       -----------

Income  before income taxes                      107,000           71,000         (531,000)          556,000
Income tax provision                                  --           31,000            2,000           241,000
                                             -----------      -----------      -----------       -----------
    Net income                               $   107,000      $    40,000      $  (533,000)      $   315,000
                                             ===========      ===========      ===========       ===========
    Net income per share                     $      0.06      $      0.02      $     (0.31)      $      0.18
                                             ===========      ===========      ===========       ===========



See accompanying notes to consolidated financial statements

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Nine Months ended
                                                                        September 30,
                                                                    1997               1996
                                                                ------------       ------------
Cash flows from operating activities
  Net income(loss)                                              $   (533,000)      $    315,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                  184,000            158,000
      Provision for loan losses                                    1,227,000            265,000
      Provision for real estate held for sale                        320,000            442,000
      (Increase) decrease in accrued interest receivable            (100,000)            49,000
      Decrease in other assets                                       165,000            918,000
      Increase (decrease) in other liabilities                      (206,000)           354,000
                                                                ------------       ------------
                 Total adjustments:                                1,590,000          2,186,000
                                                                ------------       ------------

                 Net cash provided by operating activities         1,057,000          2,501,000

Cash flows from investing activities
      Proceeds from maturities of securities                       1,398,000          1,375,000
      Purchase of securities                                      (5,513,000)          (590,000)
      Net (increase) decrease in loans receivable                 (1,749,000)         2,884,000
      Proceeds from sale of real estate                            1,039,000          1,583,000
      Purchase of fixed assets                                      (116,000)          (129,000)
                                                                ------------       ------------
               Net cash provided by investment(used in)
                   investing activities                           (4,941,000)         5,123,000

Cash flows from financing activities
      Net decrease in demand deposits, savings
           and other money market accounts                        (4,236,000)       (23,440,000)
      Net increase in time deposits                                  844,000            370,000
      Net (increase) decrease in notes payable                       800,000         (1,372,000)
                                                                ------------       ------------

              Net cash used in financing activities               (2,592,000)       (24,442,000)
                                                                ------------       ------------

Net decrease in cash and cash equivalents                         (6,476,000)       (16,818,000)

Cash and cash equivalents at beginning of period                  24,323,000         36,072,000
                                                                ------------       ------------

Cash and cash equivalents at end of period                      $ 17,847,000       $ 19,254,000
                                                                ============       ============


See accompanying notes to consolidated financial statements.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1. PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and are in compliance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Annual Report on Form 10-K for the year ended December 31, 1996 of Sterling West Bancorp (the "Company"). In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The Results of Operations for the nine months ended September 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2. COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of September 30, 1997 and December 31, 1996 the Company had entered into the following commitments:

                                             September 30,            December 31,
                                                 1997                    1996
                                           ----------------------------------------
Letters of Credit                             $  145,000               $  255,000
Undisbursed Loan Commitments                  $9,318,000               $8,188,000

NOTE 3. EARNINGS PER SHARE

Earnings per share amounts have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The number of such primary shares are 1,710,214 for the periods ended September 30, 1997 and December 31, 1996.

NOTE 4. CASH AND CASH EQUIVALENTS

The cash and cash equivalents at September 30, 1997 and December 31, 1996 are as follows:

                                             September 30,            December 31,
                                                 1997                    1996
                                           ----------------------------------------
Cash & non-interest bearing deposits          $ 5,847,000              $ 5,929,000
Federal funds sold                            $12,000,000              $18,393,000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the third quarter and nine months ended September 30, 1997 and September 30, 1996, primarily reflect the operations of Sterling Bank ("the Bank"). Sterling Business Credit, Inc. ("Business Credit") made no material contribution to the financial results for the quarters ended September 30, 1997 and 1996, respectively. The Bank and Business Credit are wholly-owned subsidiaries of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

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

Financial Condition

At September 30, 1997, assets of the Company were $101,230,000, a decrease of $3.3 million or 3.2% from $104,561,000 at December 31, 1996. The change in assets was primarily attributable to decreases in federal funds sold, offset to a lesser extent by increases in securities held to maturity.

Federal funds sold decreased to $12.0 million at September 30, 1997 from $18.4 million at December 31, 1996, while securities held to maturity increased to $11.3 million at September 30, 1997 from $7.2 million at December 31, 1996. This shift is primarily related to the decision by the asset-liability committee of the Bank to employ excess liquidity to securities held to maturity. See Liquidity and Capital Resources discussions below.

Loans receivable, net, decreased modestly to $67.1 million at September 30, 1997 from $67.6 million at December 31, 1996. Average loans outstanding during the third quarter of 1997 were $66.9 million an increase of 2.7% or $1.8 million from the second quarter of 1997. The increase is the result of new loan originations.

The following table summarizes the nonperforming assets of the Company at the dates indicated:

(Dollars in thousands)                                 September 30,     December 31,     September 30,
                                                            1997             1996             1996
                                                       -------------     ------------     -------------
Nonaccrual loans                                           $1,260           $1,964           $1,179
Real estate held for sale                                  $2,435           $2,749           $2,384
                                                           ------           ------           ------
     Total nonperforming assets                            $3,695           $4,713           $3,563
                                                           ======           ======           ======

Nonperforming assets as a % of total assets                  3.65%            4.51%            3.61%
Nonaccrual loans as a % of total loans receivable            1.83%            2.85%            1.71%

Total nonperforming assets at September 30, 1997 decreased by 21.6% from December 31, 1996, and by 3.7% from September 30, 1996, and represented 3.65%, 4.51% and 3.61% of total assets, at such dates.

Nonaccrual loans decreased to $1.1 million at September 30, 1997 from $2.0 million and $1.2 million at December 31, 1996 and September 30, 1996, respectively. Real estate held for sale declined to $2.4 million at September 30, 1997 from $2.7 million and $2.4 million at December 31, 1996 and September 30, 1996, respectively. The decline in nonaccrual loans, as well as real estate held for sale is a result of the Company's continued efforts to liquidate nonperforming assets to minimum levels.

It is the Company's general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful. Any interest previously accrued with respect to nonaccrual loans is reversed and charged against interest income. Interest income is recognized on nonaccrual loans to the extent that payments are received and to the extent that the Company believes it will recover the remaining principal balance of the loan. No further interest income is recognized on such loans until a subsequent determination removes doubt as to collectibility.

Real estate held for sale at September 30, 1997, is stated at the estimated fair value less estimated selling costs. Further foreclosures may occur and no assurance can be given that additional losses will not occur in excess of existing allowances.

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

The Bank had available $12.0 million of federal funds sold and a $11.3 million investment portfolio at September 30, 1997, all of which could be used as immediate sources of funds. In addition, the Bank has access to a $3.5 million federal funds purchase line of credit from Community Bank, subject to cancellation, which the Bank can use to meet short term needs. The Bank also has access to funds through the Federal Reserve Bank discount window. The Bank maintained at September 30, 1997, approximately 29% of its total assets in liquid assets.

Total deposits decreased by $3.4 million, or 3.5%, comprised of a $3.1 million decrease in demand deposits a $1.5 million decrease in savings and now deposits and a $0.5 million decrease in other time deposits, which were offset by a $1.7 million net increase in time deposits $100,000 or greater and money market accounts, at September 30, 1997 as compared to December 31, 1996. The overall decline in total deposits is the result of what management believes to be normal fluctuations in deposits and ongoing liquidity management by the Banks asset-liability committee.

Notes Payable

At September 30, 1997 the Company had outstanding $800,000 of promissory notes issued to certain Directors of the Company, during the second quarter of 1997. The proceeds of these notes were used by the Company to reimburse the Bank for a tax receivable from the Company. This balance results from the filing of consolidated tax returns of the Company, under an agreement, with its subsidiaries, which has been in effect for many years. The tax receivable represented the tax impact of prior operating losses at Sterling Bank, which were utilized on a consolidated basis, against the profits earned in Sterling Business Credit and from the gain on the sale of Sterling Business Credit assets.

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

        The following table sets forth the regulatory capital ratios of the Company and the Bank at September 30, 1997 (dollars in thousands):

                                      Company                    Bank
                              ----------------------    ----------------------
Risk Weighted                  Amount          Ratio     Amount          Ratio
                              --------         -----    --------         -----
Tier 1 Capital                $  6,729          9.14%   $  6,992          9.52%
Tier 1 Capital
   minimum requirement        $  2,944          4.00%   $  2,937          4.00%
                              --------         -----    --------         -----
   Excess                     $  3,785          5.14%   $  4,055          5.52%

Total capital                 $  7,658         10.40%   $  7,917         10.78%
Total capital
   minimum requirement        $  5,889          8.00%   $  5,874          8.00%
                              --------         -----    --------         -----
   Excess                     $  1,770          2.40%   $  2,043          2.78%

   Risk-weighted assets       $ 73,610                  $ 73,431


  Average Total Assets
     Tier 1 capital           $  6,729          6.53%   $  6,992          6.84%
     Tier 1 capital
      minimum
      requirement             $  4,121          4.00%
                              --------         -----    --------         -----
     Memorandum
        requirement                                     $  6,900          6.75%
                                                        --------         -----
     Excess                   $  2,608          2.53%   $     92          0.09%

    Average total assets      $103,024                  $102,228

The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of September 30, 1997, the Company and the Bank had leverage ratios of 6.53% and 6.84%, respectively.

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

Net Income

During the third quarter of 1997, the Company had a net income of $107,000, or $.06 per share compared to net income of $40,000, or $02. per share for the third quarter of 1996. For the nine months ended September 30, 1997 the Company had a net loss of $533,000, or ($.31) per share as compared to net income of $315,000, or $.18 per share for the same period in 1996. Return on average assets for the three months ended September 30, 1997 was .10% compared to .04% for the same period in 1996. The return on average assets was (.52%) for the nine months ended September 30, 1997 as compared to .30% for the same period in 1996. The return on average shareholders' equity for the three months ended September 30, 1997 and 1996 was 1.58% and .55%, respectively. The return on average shareholders' equity for the nine months ended September 30, 1997 and 1996 was (7.56%) and 4.39%, respectively.

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

Net interest income decreased 4.4% for the third quarter of 1997 as compared to the third quarter of 1996 from $1.6 million to $1.5 million, respectively. For the first nine months ended September 30, 1997, net interest income decreased 8.7%, as compared to the same period in 1996, from $4.8 million to $4.4 million, respectively. The decline is attributable to lower levels of loans receivable outstanding during the periods presented and higher rates paid on deposits.

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

At September 30, 1997, the allowance for loan losses was $1.7 million or 2.43% of total loans, as compared to $1.3 million or 1.83% of total loans at December 31, 1996 and $1.3 million or 1.86% of total loans at September 30, 1996. The allowance for loan losses was 154% of nonaccrual loans at September 30, 1997 as compared to 64% at December 31, 1996 and 110% at September 30, 1996. During the three months ending September 30, 1997, the Company made additions to the allowance of $188,000 compared to $84,000 of additions during the same period in 1996. For the first nine months of 1997 the Company made additions to the allowance of $1.2 million compared to $0.3 million for the same period in 1996. For the three months ending September 30, 1997 the Company had net charge-offs of $140,000 compared to $316,000 for the same quarter in 1996. Net charge-offs for the nine months ended September 30, 1997 were $957,000 compared to $488,000 for the same period in 1996. The increases in the allowance for loan losses for the third quarter of 1997 and the first nine months ended September 30, 1997, as compared to the same periods in 1996 relate primarily to additional net charge offs in loans receivable during the periods presented.

Taking into account economic trends in the condition of the loan portfolio management believes that the allowance for loan losses at September 30, 1997 is adequate to absorb known and inherent risks in the loan portfolio. However, no assurance can be given that the Company will not incur additional losses on these loans or that additional provisions for loan losses will not be required.

In addition, the Company maintains an allowance for losses on loan repurchases which amounted to $0.4 million at September 30, 1997, $0.4 million at December 31, 1996 and $1.0 million at September 30, 1996. This allowance is carried in Other Liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and any losses thereon. Management believes that the allowance for losses on loan repurchases at September 30, 1997 is adequate to absorb future losses on loan repurchases. However, no assurance can be given that the Company will not incur additional losses on such repurchases.

At September 30, 1997, December 31, 1996 and September 30, 1996, the gross amount of loans subject to recourse obligations amounted to $0.7 million, $0.7 million and $1.0 million respectively.

Noninterest Income

Noninterest income for the third quarter of 1997 was $238,000 compared to $198,000 for the same period in 1996. For the first nine months of 1997 noninterest income decreased to $857,000 from $1,023,000 in 1996. The decrease in the 1997 period as compared to 1996 period results from income received from the settlement of certain litigation in the second quarter of 1996.

Noninterest Expenses

Noninterest expenses decreased 1.42% for the third quarter of 1997 to $1.38 million compared to $1.60 million for the same period in 1996. For the first nine months of 1997 noninterest expense decreased to $4.5 million from $5.0 million for the same period in 1996. The reduction is primarily a result of the Company and the Bank benefiting from lower cost expended on salaries, wages and employee benefits and other noninterest expenses, during the third quarter and first nine months of 1997, as compared to the same periods in 1996.

Income taxes

Income tax expense for the third quarter of 1997 amounted to zero compared to $31,000 for the third quarter in 1996. For the first nine months of 1997 income tax expense amounted to $2,000 as compared to $241,000 for the same period in 1996. The provision for income taxes reflects state minimum tax, which considers the effect of the net operating loss carryforwards available for California Franchise Tax , as well as Federal Income Tax purposes.


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

                                           STERLING WEST BANCORP
                                                (Registrant)




DATED:  November 14, 1997                  By   /s/ Joseph C. Carona
                                              ----------------------------------
                                                Joseph C. Carona
                                                Chief Financial and
                                                Accounting Officer