Form 10-K405
period 1997-12-31
STERLING WEST BANCORP
filed 1998-03-31
CIK 702170

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   MARK ONE:
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                              Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 15, 1998, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $7,324,761.

      Number of shares of common stock of the Registrant outstanding as of
                           March 15, 1998: 1,712,419.

                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement For Annual Meeting of          Part III of Form 10-K
Shareholders which will be filed within 120 days of the fiscal year ended December 31, 1997.

                                TABLE OF CONTENTS

                                                                                                             Page
                                     PART I
Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
Item 4.     Submission of Matters to A Vote of Securities Holders. . . . . . . . . . . . . . . . . . . .       17
Item 4. (A) Executive Officers of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18


                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21
Item 7.A    Disclosure of Market Risk Sensitive Instruments. . . . . . . . . . . . . . . . . . . . . . .      43
Item 8.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . .      43
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .      43
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43
Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .      43
Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .      43


                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K. . . . . . . . . . . . .        44

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

ITEM 1.  BUSINESS.

Sterling West Bancorp

               Sterling West Bancorp (the "Company") is a bank holding company organized as a California corporation on January 21, 1982 under the name of Sterling Bancorporation. In May 1992, the Company changed its name to Sterling West Bancorp. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company commenced business on December 15, 1982 when, pursuant to a reorganization, it acquired all of the voting stock of Sterling Bank (the "Bank"). On September 15, 1983, Sterling Business Credit, Inc., a commercial finance corporation, was formed as a wholly-owned subsidiary of the Company ("Business Credit"). "See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sale of Business Credit Assets". On November 11, 1983, BSC Mortgage Corporation ("BSC"), a mortgage banking subsidiary, commenced operations as a wholly-owned subsidiary of the Bank. During the fourth quarter of 1994 the Company discontinued the mortgage banking operations of BSC. "See
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Discontinued Operations and Note 5 to Consolidated Financial Statements."

               The Company's principal business is to serve as a holding company for the Bank and for other banking or finance-related subsidiaries which the Company may establish or acquire. Legal and contractual limitations are imposed on the amount of dividends that may be paid by the Bank to the Company. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank and Business Credit" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Note 13 to Consolidated Financial Statements."

               At December 31, 1997, the Company had total consolidated assets of approximately $101.3 million, total consolidated net loans of approximately $64.8 million, total consolidated deposits of approximately $94.1 million and total consolidated stockholders' equity of $6.4 million. The discussion and analysis for the year ended December 31, 1997 primarily reflect the operations of the Bank. The financial results for the years ended December 31, 1996 and 1995 include results of operations from the formerly active subsidiary, Sterling Business Credit, Inc., as well as the mortgage banking operations of BSC, which have since been discontinued. Business Credit and BSC made no material contribution to the financial results for the year ended December 31, 1997.

Subsequent Events:

             On December 30, 1997, the Company, the Bank and The Pacific Bank, a national association ("Pacific"), entered into a definitive Agreement and Plan of Reorganization (the "Reorganization Agreement"). The Reorganization Agreement provides for, among other things, the merger of a subsidiary corporation to be organized by Pacific with and into the Company, immediately followed by the merger of the Company with and into the Bank, immediately followed by the merger of the Bank with and into Pacific (collectively, the "Merger"). The Merger is subject to, among other customary conditions to closing, the receipt of regulatory approvals and the approval of the shareholders of the Company and the shareholders of Pacific. The Company has scheduled a shareholders' meeting to consider the Merger on May 27, 1998.

            Under the terms of the Reorganization Agreement, the Company's shareholders will receive aggregate consideration for their shares of the Company equal to one hundred seventy-five percent (175%) of the consolidated book value of the Company, as determined in accordance with generally accepted accounting principles, within three calendar days preceding the proposed effective date of the Merger. Such amount is subject to certain adjustments set forth in the definitive Reorganization Agreement.

            The foregoing description of the terms of the Reorganization Agreement does not purport to be a complete statement of the parties' rights and obligations thereunder, and is qualified in its entirety by reference to the definitive Reorganization Agreement, a copy of which is contained in the Company's Report on Form 8-K filed on January 23, 1998.


Sterling Bank

General

               The Bank was incorporated under the laws of the State of California on March 3, 1980, was licensed by the predecessor regulator to the California Department of Financial Institutions and commenced operations as a California state-chartered bank on November 5, 1980. The Bank employs a regional banking concept whereby each regional banking office serves several communities. The Bank currently maintains a Wilshire Center Office located at 3287 Wilshire Boulevard, Los Angeles, California ("Wilshire Center Office") and regional branch offices located at 16661 Ventura Boulevard, Suite 110, Encino, California ("West Valley Regional Office"), 372 East Olive Avenue, Burbank, California ("Mid-Valley Branch Office"), 550 North Brand Boulevard, Glendale, California ("East Valley Regional Office"), and 433 North Camden Drive, Suite 1050, Beverly Hills, California ("Beverly Hills Regional Office"). See "ITEM 1. BUSINESS -- Supervision and Regulation -- The Bank".

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

Business Credit

               Sterling Business Credit was formed as a wholly-owned subsidiary of the Company on September 15, 1983 and commenced operations on June 27, 1984. Business Credit operated as a commercial finance company, financing accounts receivables, inventory and equipment. On September 7, 1995, Business Credit sold approximately $15.2 million of loans to First Capital Corporation. Business Credit made no material contribution to the results of operations for the year ended December 31, 1997. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Sale of Business Credit Assets."

Competition

            The banking and financial services industry in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet the needs of its customers. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has five offices located in the Greater Los Angeles area.

Economic Conditions, Government Policies, Legislation, and Regulation

            The Company's profitability, like most financial institutions, is dependent primarily on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprises the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

            The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

            From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies. See "ITEM 1. BUSINESS - Supervision and Regulation."

Supervision and Regulation

            General

            Bank holding companies and banks are extensively regulated under both federal and state law. These regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of certain laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

            In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

            The Company

            The Company, as a registered bank holding company, is subject to regulation under the BHCA. The Company is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

            Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See --Capital Standards.

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

            In addition, the Federal Reserve Board is empowered to enter into a memorandum of understanding with a bank holding company requiring specific corrective actions. As a result of its examination of the Company in April 1995, the Federal Reserve Bank of San Francisco proposed that the Board of Directors of the Company enter into a memorandum of understanding. In November 1995, the Federal Reserve Bank and the Board of Directors of the Company entered into a memorandum of understanding (the "FRB Memorandum"). Under the FRB Memorandum, the Company is required, among other things, to comply with the Joint
Memorandum (as defined below) (see "ITEM 1. BUSINESS -- Supervision and Regulation -- The Bank"); to ensure that the Company has sufficient cash to pay its expenses and to service its debt; the Company may not, directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and to not pay cash dividends without the prior written consent of the Federal Reserve Bank.

            It was determined subsequent to December 31, 1997 that the Company was not in compliance with the FRB Memorandum at December 31, 1997, due to the Bank's non-compliance with the Tier 1 capital ratio of 6.75% required under the terms of the Joint Memorandum. The Bank's Tier 1 capital ratio was 6.42% at December 31, 1997. The decline in the Bank's capital ratio was the result of a write down of a deferred tax asset. See "ITEM 1. BUSINESS - Supervision and Regulation - The Bank". The Company and the Bank's failure to comply with the terms of the FRB Memorandum or Joint Memorandum could result in further regulatory action by the Federal Reserve Bank, the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. See "--Capital Standards."

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

            The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the "DFI").

            The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.


            The Bank

            The Bank, as a California chartered bank, is subject to primary supervision, periodic examination, and regulation by the DFI and the Federal Deposit Insurance Corporation (the "FDIC"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The DFI has many of the same remedial powers.

            Additionally, the FDIC and the DFI are empowered to enter into a memorandum of understanding with a bank requiring specific corrective actions. As a result of joint examinations of the Bank in 1997, the FDIC and the DFI proposed that the Board of Directors of the Bank enter into a memorandum of understanding which would replace and supersede the provisions of any prior memorandums of understanding. In November 1997, the FDIC, the DFI and the Board of Directors of the Bank entered into a joint memorandum of understanding (the "Joint Memorandum"). Under the Joint Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; the Bank shall have and retain qualified management; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of both the FDIC and the DFI.

            At December 31, 1997 the Bank had a Tier 1 capital ratio of 6.42% and therefore was not in compliance with the capital ratio of 6.75% required under the terms of the Joint Memorandum. It was determined subsequent to December 31, 1997 that approximately $412,000 of an operating loss carryback claim would be disallowed for federal income tax purposes, resulting in additional income tax provision for the year ended December 31, 1997. See Note 9 to Consolidated Financial Statements. Management believes that compliance with the capital requirement will be met by March 31, 1998 through a combination of earnings and a reduction in average assets. However, the failure to comply with the terms of the Joint Memorandum could result in additional regulatory action. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources", Note 11 to the Financial Statements, and "-- Capital Standards."

            Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See -- "Capital Standards".

            Dividends and Other Transfers of Funds

            The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends and certain management and service fees paid by the Bank. However, at December 31, 1997, the Bank, as a result of losses, had no retained earnings legally available for the payment of cash dividends. Under the terms of the Joint Memorandum, the Bank is prohibited from paying cash dividends to the Company unless the payment is approved in advance by the Regional Director of the FDIC and the DFI. In addition, the California Department of Financial
Institutions and the Federal Reserve Board generally have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

            The FDIC and the DFI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "-- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "-- Capital Standards" for a discussion of these additional restrictions on capital distributions."

            The Bank is subject to certain restrictions imposed by state and federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities of its affiliates, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by collateral having a market value equal to the amount required by law. Further, the appropriate amount of covered transactions of the Bank with any affiliate is limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulation), and such secured loans and investments are limited, in the aggregate, as to all affiliates, to 20.0% of the Bank's capital and surplus (as defined by federal regulation). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "-- Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

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

            The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. In the case of the Bank, as a result of entering into the Joint Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets. Additionally, pursuant to the FRB Memorandum, the Company is required to maintain the Bank's Tier 1 capital at such level.

            At December 31, 1997, the Bank had a Tier 1 capital ratio of 6.42% and was therefore not in compliance with the 6.75% capital requirement of the Joint Memorandum and FRB Memorandum. However, the Bank expects to be in compliance with this requirement as of March 31, 1998. Failure to comply with the terms of the Joint Memorandum, the FRB Memorandum, or other capital requirements imposed by the Company's or the Bank's federal or state regulators could result in further action by the Federal Reserve Bank, the FDIC or the DFI. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders.

            For discussion of the Company's and the Bank's capital positions, see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources" and Note 11 of notes to Consolidated Financial Statements.

            Prompt Corrective Action and Other Enforcement Mechanisms

            Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

            An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

            A bank may fall into the critically undercapitalized category if its tangible equity does not exceed 2% of the bank's total assets. Federal guidelines generally define tangible equity as a bank's tangible assets less liabilities. Federal regulators may, among other alternatives, require the appointment of a conservator or a receiver for a critically undercapitalized bank. In California, the DFI may require the appointment of a conservator or receiver for a state-chartered bank if its tangible equity does not exceed 3% of the bank's total assets or $1 million.

            In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

            Safety and Soundness Standards

            The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and
(vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets,
(ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

            Premiums for Deposit Insurance

            The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

            The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1997 ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. During 1997, the Bank's annual assessment rate was 3 cents per $100 of deposits, and at January 1, 1998 was 17 cents per $100 of deposits. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 ("the Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

            Interstate Banking and Branching

            The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

            Community Reinvestment Act and Fair Lending Developments

            The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

            A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted during 1996, the Bank was rated Satisfactory in complying with its CRA obligations.

Year 2000 Compliance

            In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues.

            The Company's critical automated systems have been identified, and related priorities have been set for Year 2000 compliance. The Company currently estimates that its Year 2000 project cost should not exceed $100,000. These costs include estimates for consulting, hardware, software and other expenses related to infrastructure necessary to prepare the systems for the year 2000. The Company's management expects that all the systems and operations will be Year 2000 compliant by the fourth quarter of 1998.

Recent Accounting Pronouncements

            In August 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 was adopted by the Company for the year ended December 31, 1997. The adoption of the Statement had no impact on the earnings per share since the stock options of the Company were not dilutive.

            In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for the Company January 1, 1998 and will require the separate reporting of comprehensive income.

Employees

At December 31, 1997, the Company, and the Bank, employed 55 individuals. The Company believes that its employee relations are excellent.

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

Government Regulation and Monetary Policy. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of , existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results.

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

ITEM 2.  PROPERTIES.

                 The head offices of the Company and the Bank are located at the Wilshire Center Office at 3287 Wilshire Boulevard, Los Angeles, California. The Bank leases 16,500 square feet of a three-story building under a twenty-five year lease which expires June 2, 2005. The Company occupies office space within the premises leased by the Bank. The total lease payment is currently $35,429 per month and the total lease expense was $425,148 for the years 1997 and 1996, respectively.

                 Except for the Mid-Valley Branch Office, which is owned by the Bank, all regional branch properties include options to renew. For the year ended December 31, 1997, annual rental payments under these leases aggregated $129,951. The Mid-Valley Branch Office is not subject to any encumbrances.

                 The Company's total rental expense for the year ended December 31, 1997, exclusive of furniture and equipment expense, was approximately $597,000. Management believes that its existing facilities are adequate for its present purposes.

ITEM 3.   LEGAL PROCEEDINGS.

                 The Company, BSC, Bank and Business Credit are involved in various legal proceedings and litigation in the normal course of their business. See "ITEM 1. BUSINESS Supervision and Regulation -- The Bank" and "-- The Company," for a discussion of the Joint Memorandum between the Board of Directors of the Bank and the FDIC and the DFI; and the FRB Memorandum between the Board of Directors of the Company and the Federal Reserve Bank. While no assurance can be given as to the likelihood of an unfavorable outcome of any such litigation or the estimated amount of potential loss, if any, based upon currently available information the Company does not believe that the outcome of any such litigation will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 4(A).  EXECUTIVE OFFICERS OF REGISTRANT.

                 As of March 15, 1998, the executive officers of the Company were:


                                    Current Position with
         Name           Age      Company and its Subsidiaries
         ----           ---      ----------------------------

Joseph C. Carona        56       Chief Financial Officer, Executive Vice
                                 President, Company; President, Sterling Bank

Reginald R. Prout       53       Vice President, Company; Chief Financial Officer
                                 and Cashier, Sterling Bank

Allan E. Dalshaug       66       Chairman of the Board, Chief Executive
                                 Officer and President, Company; Chairman of
                                 the Board and Chief Executive Officer,
                                 Sterling Bank; Chairman of the Board, Chief
                                 Executive Officer, Sterling Business Credit,
                                 Inc.

Donald Mintz            54       Vice President, Company; Chief Financial
                                 Officer, Sterling Business Credit, Inc.;
                                 Vice president, Sterling Bank

                 Mr. Carona was President of Columbia National Bank, a national banking association located in Santa Monica, California, from May 1982 until joining Sterling Bank as President in August 1989. Mr. Carona became Executive Vice President of the Company in January 1991.

                 Mr. Prout was Executive Vice President and Chief Operating Officer of Columbia National Bank, a national banking association located in Santa Monica, California, from September 1982 until joining Sterling Bank as Executive Vice President and Chief Administrative Officer in July 1990. Mr. Prout became Chief Financial Officer and Cashier of the Bank and Vice President of the Company in June 1996.

                 Mr. Dalshaug has served as Chairman of the Board, Chief Executive Officer and President of the Company since 1982. Mr. Dalshaug also serves as Chief Executive Officer of the Bank and Business Credit, and, prior to 1989, served in the additional capacity of President of Sterling Bank.

                 Mr. Mintz was Senior Vice President & Manager of First Charter Bank located in Los Angeles, CA. from June 1989 until joining Sterling Bank as Vice President of Asset Based Lending, in June 1996. Mr. Mintz became Vice President of Sterling Business Credit in July 1996 and Chief Financial Officer of Sterling Business Credit and Vice President of the Company in September 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                 Since July 1992 the common stock of the Company has traded on The Nasdaq Stock Market as a National Market Issue under the symbol SWBC. The number of shareholders of record at March 15, 1998 was approximately 336.

                 The following table sets forth high and low sales prices for the Company's common stock for the period from January 1, 1996 to December 31, 1997 as reported by The Nasdaq Stock Market:


   Quarter Ended                High            Low
   -------------                ----            ---
March 31, 1996                  $4.13          $2.88
June 30, 1996                   $3.00          $2.63
September 30, 1996              $3.25          $2.88
December 31, 1996               $3.63          $3.00

March 31, 1997                  $4.13          $3.63
June 30, 1997                   $4.75          $4.13
September 30, 1997              $5.88          $4.88
December 31, 1997               $6.75          $5.19

            The Company declared no cash dividends in 1996 or 1997. The Board of Directors suspended the quarterly cash dividends of $0.05 per common share in the third quarter of 1993 in order to conserve capital. The Company expects that future dividends will depend on continued profitability and the maintenance of acceptable financial results in the future. There are restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Restrictions on Transfers of Funds to the Company by the Bank and Business Credit" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Note 13 to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA

                                     1997             1996           1995            1994             1993
                                     ----             ----           ----            ----             ----
Consolidated Statements
of Operations

 Interest income               $  8,421,000     $  8,790,000    $ 12,380,000     $ 12,436,000     $ 13,396,000
 Interest expense                 2,540,000        2,529,000       4,208,000        3,986,000        4,045,000
 Net interest income              5,881,000        6,261,000       8,172,000        8,450,000        9,351,000

 Provision for loan losses        1,242,000          886,000       1,104,000          266,000        1,025,000

 Net income (loss)  from
     continuing operations         (886,000)         343,000      (1,515,000)          29,000          (99,000)

 Net income (loss) from
     discontinued operations             --               --      (1,924,000)      (2,904,000)        (667,000)

Net income (loss) (1)              (886,000)         343,000      (3,439,000)      (2,875,000)        (366,000)

  Per share (2) (3):
  Basic income (loss) per
    share (1)                  $      (0.52)    $       0.20    $      (2.01)    $      (1.68)    $      (0.22)
  Diluted income (loss) per
    share (1)                  $      (0.52)    $       0.20    $      (2.01)    $      (1.66)    $      (0.21)

  Cash dividends                         --               --              --               --     $       0.10

  Return on average assets            -0.86%            0.33%          -2.75%           -2.00%           -0.22%
  Return on  average
      stockholders equity            -12.60%            4.71%         -34.40%          -23.81%           -2.65%

 Consolidated Balance Sheets

  Total assets                 $101,250,000     $104,561,000    $122,419,000     $132,491,000     $153,018,000
  Total loans (4)                65,889,000       68,889,000      72,406,000       91,075,000       91,061,000
  Allowance for loan losses       1,072,000        1,260,000       1,510,000        1,613,000        1,899,000
  Investment securities          10,735,000        7,224,000       7,614,000        6,974,000        7,587,000
  Total deposits                 94,074,000       96,186,000     112,376,000      107,098,000      122,511,000
  Stockholders' equity            6,386,000        7,261,000       6,918,000       10,357,000       13,232,000
  Equity to assets ratio               6.31%            7.02%           8.00%            8.40%            8.26%

-------------
(1) Net loss for 1993 includes income of $400,000 or $0.23 per share related to the cumulative effect of a change in accounting for income taxes.
(2) Income (loss) per share from discontinued operations was $(1.12), $(1.70) and $(0.39) for 1995, 1994 and 1993, respectively.
(3)   Adjusted to reflect a 5% stock dividend paid in October 1993.
(4)   Gross loans net of undisbursed loan funds and deferred fees and costs.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the year ended December 31, 1997 and 1996, primarily reflect the operations of the Bank. The Results of Operations for the year ended December 31, 1995 include income earned by the formerly active subsidiary, Business Credit and the discontinued mortgage banking operations of BSC. During the third quarter of 1995, the Company sold substantially all of the assets of Sterling Business Credit, Inc. (See "Item 7. Sale of Business Credit Assets"). In addition, during the fourth quarter of 1994, the Company discontinued its mortgage banking operations, substantially all of which were performed by BSC. (See "Item 7. Discontinued Operations"). Business Credit and BSC made no material contribution to the results of operations for the period ending December 31, 1997 and 1996. The Bank and Business Credit are wholly-owned subsidiaries of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

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


                                                 1997                     1996
                                                 ----                     ----
                                          Average     Percent    Average      Percent
ASSETS:                                   Balance     of Total   Balance      of Total
                                         --------     --------   -------      --------
Cash and due from banks                  $  5,733        5.60%   $  5,531        5.33%
Federal funds sold                         14,478       14.15      14,925       14.38
Securities held to maturity                11,256       11.00       7,505        7.23
Loans receivable, net                      65,981       64.46      69,703       67.13
Real estate held for sale                   2,335        2.28       2,888        2.78
Fixed assets, net                           1,118        1.09       1,231        1.18
Other assets                                1,452        1.42       2,043        1.97
                                         --------     -------    --------      ------
            Total assets                 $102,353      100.00%   $103,826      100.00%
                                         ========     =======    ========      ======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
  Demand                                 $ 27,419       26.79%   $ 27,401       26.39%
  Savings and NOW accounts                 51,290       50.11      52,966       51.02
  Money market accounts                     6,365        6.22       6,324        6.09
  Time deposits                             8,509        8.31       7,416        7.14
Notes payable                                 392        0.38         443        0.43
Other liabilities                           1,348        1.32       1,988        1.91
                                         --------     -------    --------      ------
      Total liabilities                    95,323       93.13      96,538       92.98
Stockholders' equity                        7,030        6.87       7,288        7.02
                                         --------     -------    --------      ------
    Total liabilities and
     stockholders' equity                $102,353      100.00%   $103,826      100.00%
                                         ========     =======    ========      ======


The Company's total average assets decreased to $102.4 million at December 31, 1997 as compared to $103.8 million at December 31, 1996. The Company's ratio of average earning assets to average assets was 89.6% for 1997 compared to 88.7% for 1996. The change in total average assets included a 5.3% decrease in loans receivable offset by a 48.6% increase in Securities held to maturity. Average loans receivable, net at December 31, 1997, declined primarily as a result of loan payoffs and maturities during the year, which was not replaced by new loan production. Securities held to maturity increased as a result of management's Asset/Liability decisions.

Loan Portfolio

      The following table sets forth the amount of loans outstanding and their respective percentages, as of the dates indicated by major categories (dollars in thousands).

                                                          December 31,
                                                          ------------
                                                   1997                   1996
                                                   ----                   ---
                                              Amount    Percent     Amount    Percent
                                             -------    -------    -------    -------
Real estate - construction and
  development                                $ 3,258       5.0%    $ 5,930       8.6%
Real estate -  mortgage                       15,127      22.9      15,234      22.1
Commercial and industrial                     44,602      67.7      46,205      67.1
Loans to individuals                           2,347       3.6       1,444       2.1
All other loans                                  555       0.8          76       0.1
                                             -------     -----     -------     -----
        Total Loans receivable (1)           $65,889     100.0%    $68,889     100.0%
                                             =======     =====     =======     =====

--------------------

(1)       Net of undisbursed loan funds and deferred fees and costs.

          Loans receivable decreased to $65.9 million at December 31, 1997 from $68.9 million at December 31, 1996. At December 31, 1997, Real estate-construction and development loans plus Real estate-mortgage loans accounted for 27.9% of total loans as compared to 30.7% of total loans at December 31, 1996.

Maturities and Sensitivity to Changes in Interest Rates

      The following table sets forth the maturity distribution of the Company's loan portfolio at December 31, 1997 (dollars in thousands):

                                                      Maturing
                                                      --------
                                             After One    After Five    After
                                  Within     But Within   But Within     Ten
                                 One Year    Five Years   Ten Years     Years     Total
                                 --------    ----------   ----------   -------   -------
Real estate -
  construction
  and development                $ 2,833      $   380     $    --      $    45   $ 3,258
Real estate -
  mortgage                         2,294       11,482          19        1,332    15,127
Commercial and industrial         20,972       14,856       3,955        4,819    44,602
Loans to individuals               1,726          578          43           --     2,347
All other loans                      450           17          --           88       555
                                 -------      -------     -------      -------   -------
  Total loans (1)                $28,275      $27,313     $ 4,017      $ 6,284   $65,889
                                 =======      =======     =======      =======   =======


--------------
(1)     Net of undisbursed loan funds and deferred fees and costs.


          The following table sets forth the maturity distribution of the Company's loan portfolio by type of interest rate at December 31, 1997 (dollars in thousands):

                                           After One    After Five  After
                                  Within   But Within   But Within   Ten
                                 One Year  Five Years   Ten Years   Years      Total
                                 --------  ----------   ---------  -------   -------

Fixed interest rates             $ 2,973    $11,029      $   957   $ 1,036   $15,995
Floating or adjustable
  interest rates                  25,302     16,284        3,060     5,248    49,894
                                 -------    -------      -------   -------   -------
    Total loans(1)               $28,275    $27,313      $ 4,017   $ 6,284   $65,889
                                 =======    =======      =======   =======   =======

-------------------
(1)     Net of undisbursed loan funds and deferred fees and costs.

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

      The following table summarizes nonperforming assets by (1) loans past due 90 days or more and not on non-accrual, (2) loans accounted for on a non-accrual basis and (3) real estate held for sale (dollars in thousands):

                                                         December 31,
                                                         ------------
                                                      1997          1996
                                                      -----         ----

Accruing loans past due
    90 days or more                                  $   --         $  210
Non-accrual loans                                    $  781         $1,424
                                                     ------         ------
     Total nonperforming loans                       $  781         $1,634


Real estate held for sale                            $1,780         $2,749
                                                     ------         ------
     Total nonperforming assets                      $2,561         $4,383
                                                     ======         ======
Nonperforming loans to total loans                     1.19%          2.37%

Nonperforming assets to total assets                   2.53%          4.19%

Allowance for loan losses to                          41.86%         28.75%
  nonperforming assets

Allowance for loan losses to nonperforming loans     137.26%         77.11%


      Non-performing loans, comprised of non-accrual loans and accruing loans past due 90 days or more, decreased by 52.2% from December 31, 1996, and represented 0.77% of total assets at December 31, 1997, as compared to 1.6% of total assets at December 31, 1996. Non-performing loans represented 1.19% of total loans for the year ended December 31, 1997 as compared to 2.37% for the year ended December 31, 1996. The reduction in non-performing loans is the result of management's continued efforts to address its problem loans, its continued efforts to liquidate its nonperforming assets and an overall improvement in the local economy.

      The amount of interest income foregone in 1997 and 1996 on non-accrual loans was $94,000 and $135,000, respectively. The amount of interest actually included in income in 1997 and 1996 on non-accrual loans was $145,000 and $51,000, respectively.

      At December 31, 1997 and 1996, the Company's total recorded investment in impaired loans was $4.6 million and $3.7 million, respectively. At December 31, 1997, $4.6 million of the impaired loans had a specific allowance for loan losses in the amount of $0.5 million. Of the $4.6 million of impaired loans at December 31, 1997, $3.5 million was represented by three loans, which accounted for $0.3 million of the specific allowance for loan losses at December 31, 1997. The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 were $4.4 million and $1.7 million, respectively. The related amount of interest income recognized during the period on loans impaired was $0.5 million for the year 1997 and $0.1 million for the years ended 1996 and 1995.

      There were no loans at December 31, 1997 where the known credit problems of a borrower caused the Bank to have serious doubts as to the borrower's ability to comply with the present loan repayment terms and which would result in such loan being included as a non-accrual, past due or restructured loan at some future date.

      The Company had real estate held for sale of $1.8 million at December 31, 1997 as compared to $2.7 million at December 31, 1996. The Company is carrying these properties at the lower of cost or fair value, less estimated selling costs and less a valuation allowance which amounted to $103,000 and $120,000 at December 31, 1997 and 1996, respectively. While management does not expect any substantial additional losses on the sale of the remaining properties in excess of the allowances already provided in the consolidated financial statements, no assurance can be given that additional losses will not occur.

Summary of Loan Loss Experience

      The Bank maintains an allowance for loan losses, which is reduced by net loan charge-offs and increased by the provision for loan losses charged to operating expense. The amount of additions to the provision for loan losses and the level of the allowance for loan losses are based upon the Bank's loan loss experience, the performance of loans in the Bank's portfolio, evaluations of collateral for such loans, the prospects and financial condition of the respective borrowers or guarantors, general economic conditions, and such other factors as, in management's judgment, deserve current recognition in the estimation of probable loan losses.

      The following table shows the allowance for loan losses, loans charged off, recoveries on loans previously charged off, the amount of the provision for loan losses charged to operating expense, the loans outstanding, and certain pertinent ratios as of the dates indicated (dollars in thousands):

                                                      Year ended December 31,
                                                     -------------------------
                                                       1997             1996
                                                     --------         --------
Balance beginning of period                          $  1,260         $  1,510


Loans charged-off:
  Real estate
      Construction                                         --              (57)
      Mortgage                                         (1,425)            (542)
  Commercial and industrial                              (151)            (560)
  Loans to individuals                                    (23)              --
                                                     --------         --------
         Total loans charged-off                       (1,599)          (1,159)

Recoveries on loans charged-off                           169               23
                                                     --------         --------

Net charge-offs                                        (1,430)          (1,136)

Provision for loan losses                               1,242              886
                                                     --------         --------

Balance at end of period                             $  1,072         $  1,260

Total loans
   Average                                           $ 67,319         $ 69,703
   At end of period (1)                              $ 65,889         $ 68,889

Ratios:
   Net charge-offs
     to average total loans                              2.12%            1.63%
   Allowance for loan losses
     to total loans at end of period                     1.63%            1.83%
   Allowance for loan losses
     as a % of nonperforming loans                     137.26%           77.11%

------------------
(1)       Net of undisbursed loan funds and deferred fees and costs.

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


                                                        December 31,
                                        ------------------------------------------------
                                                 1997                    1996
                                        -----------------------  -----------------------
                                                      Percent                  Percent
                                                     of Loans                  of Loans
                                        Allowance     in each    Allowance     in each
                                        for Loan    Category to  for Loan    Category to
(dollars in thousands)                   Losses     Total Loans   Losses     Total Loans
                                        ---------   -----------  ---------   -----------
Real estate - construction
   and development                       $  133         5.0%      $  159         8.6%
Real estate - mortgage                      379        22.9          612        22.1
Commercial and  industrial                  527        67.7          466        67.1
Loans to individuals                         27         3.6           22         2.1
All other loans                               6         0.8            1         0.1
                                         ------       -----       ------       -----
               Total                     $1,072       100.0%      $1,260       100.0%
                                         ======       =====       ======       =====


      Management believes that the allowance for loan losses of $1.1 million and $1.3 million or approximately 1.63% and 1.83% of total loans at December 31, 1997 and 1996 was adequate to absorb known and inherent risks in the loan portfolio. Allowance for loan losses to nonperforming loans improved to 137.26% at December 31, 1997, from 77.11% at December 31, 1996. No assurance can be given, however, that economic conditions which may adversely affect the Bank's service areas or other circumstances will not be reflected in increased losses in the Bank's loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources."

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

The following table sets forth information concerning interest rate sensitivity of the Company's consolidated interest earning assets and interest bearing liabilities as of December 31, 1997 (dollars in thousands). Assets and liabilities are classified by the earliest possible repricing or maturity date, whichever comes first.

                                                                                              Non-rate
                                                  Immediate        Three                     Sensitive &
                                                   Through        Through      Six Through   Over Twelve
                                                Three Months     Six Months   Twelve Months     Months        Total
                                                ------------     ----------   -------------  -----------     -------

Interest earning Assets
  Cash equivalents                                $15,000         $   --        $   --           $--         $15,000
  Securities held to maturity                       1,098          1,000           501         8,136          10,735
  Loans receivable                                 48,684          1,583         2,205        13,417          65,889
                                                  -------         ------        ------       -------         -------
     Total interest earning assets                $64,782         $2,583        $2,706       $21,553         $91,624

Interest bearing liabilities
  Interest-bearing deposits                        55,559          1,740         2,548           896          60,743
                                                  -------         ------        ------       -------         -------
     Total interest bearing liabilities           $55,559         $1,740        $2,548          $896         $60,743
                                                  -------         ------        ------       -------         -------

Interest rate sensitivity gap                      $9,223           $843          $158       $20,657
                                                   ======        =======          ====       =======

Cumulative interest rate sensitivity gap           $9,223        $10,066       $10,224       $30,881
                                                   ======        =======       =======       =======

Liquidity

            The Bank's Asset-Liability Management Committee manages a liquidity position, the parameters of which are approved by the Board of Directors. Liquidity is derived from both the asset and liability sides of the balance sheet. While the Bank relies primarily on deposits for its source of funds, the Bank had available at December 31, 1997, $15.0 million of federal funds sold which could be used as an immediate source of funds. In addition, the Bank has access to a $3.5 million federal funds purchase line of credit from Community Bank, subject to cancellation, which the Bank can use to meet short term needs. The Bank also has access to funds through the Federal Reserve Bank discount window. The Bank maintained at December 31, 1997 approximately 21.48% of its total assets in liquid assets.

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

            Sources of liquidity include payment of dividends from its subsidiary companies. Payment of dividends is subject to statutory and regulatory limitations. As a result of past losses, at December 31, 1997, the Bank had no retained earnings legally available for the payment of cash dividends. See "Note 13 to the Consolidated Financial Statements".

          The Company's most liquid assets are cash and cash equivalents and its investment portfolio. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. The liquidity needs of the Company, primarily relate to the Bank. The liquidity needs of the Company at this time are minimal.

          Investment Portfolio

      The following table shows the carrying value of the Company's portfolio of securities held to maturity at December 31, 1997 and December 31, 1996 (dollars in thousands). Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.



                                                                  December 31,
                                                             ----------------------
                                                               1997           1996
                                                             -------         ------
Obligations of U.S. and U.S.
  government agencies . . . . . . . . . . . . .              $10,426         $6,814
Non-taxable municipal bonds . . . . . . . .                      210            213
Interest-bearing deposits . . . . . . . . . . .                   99            197
                                                             -------         ------
       Total investment securities
          held to maturity  . . . . . . . . . .              $10,735         $7,224
                                                             =======         ======


          Maturity Distributions of Investment Portfolio

      The following table shows the maturities of securities held to maturity at December 31, 1997 and the weighted average yields of such securities (dollars in thousands):



                                                 Maturing
                              --------------------------------------------------
                                                         After One
                                   Within                But Before
                                  One Year               Five Years
                              ---------------------  ------------------
                                           Weighted            Weighted
                                 Book       Average    Book    Average
                                Value      Yield(1)   Value    Yield(1)   Total
                              --------      -----    -------   --------  -------


Obligations of U.S. and U.S.
  government agencies          $ 2,500      5.73%    $ 7,926     6.20%   $10,426
Non-taxable municipal bonds         --        --         210     6.50%   $   210
Interest-bearing deposits           99      5.75%         --       --    $    99
                               -------      ----     -------     ----    -------

        Total                  $ 2,599      5.73%    $ 8,136     6.21%   $10,735
                               =======      ====     =======     ====    =======

----------------
 (1) Weighted average yield is computed on a yearly basis and yields on tax-exempt obligations are computed on a tax equivalent basis.

      As of December 31, 1997, the Company held no securities held to maturity of any issuer (other than securities issued by the U.S. and U.S. government agencies) with an aggregate carrying value which exceeded 10% of stockholders' equity and any maturities greater than five years.

          Sources of Funds - Deposits

                    The average amounts of deposits, together with average rates paid thereon, are summarized below (dollars in thousands):


                                            1997                    1996
                                            ----                    ----
                                     Average     Average    Average    Average
                                     Balance    Rate Paid   Balance    Rate Paid
                                     -------    ---------   -------    ---------
Demand deposits                      $27,419           --%  $27,401         --%
Savings deposits (1)                  51,290         4.26    52,966       3.85
Money market accounts                  6,365         1.81     6,324       1.50
Time deposits                          8,509         4.99     7,416       4.71
                                     -------    ---------   -------       ----
                                     $93,583         3.69%  $94,107       3.35%
                                     =======    =========   =======       ====

--------------
(1)       Includes NOW Accounts.

      Total average deposits decreased by 0.6% or $0.5 million at December 31, 1997 as compared to December 31, 1996. The decrease was primarily related to normal fluctuations in Demand deposits, Savings deposits and Money market accounts, as well as, decisions made by the Bank's asset-liability committee.

      The remaining maturities of the certificates of deposit $100,000 or more at December 31, 1997 are as follows (dollars in thousands):

                3 months or less                      $2,348
                Over 3 through 6 months                1,400
                Over 6 through 12 months               1,312
                Over 12 months                           684
                                                      ------
                Total                                 $5,744
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

Notes Payable

      In June 1997, the Company issued $900,000 of promissory notes to the following Directors of the Company:

               Timothy  G. Behunin                 $300,000
               Michael Wagner                      $300,000
               Allan E. Dalshaug                   $100,000
               Howard   M. Borris                  $100,000
               Robert J. Schiller                  $100,000
                                                   --------
                                                   $900,000
                                                   ========

The proceeds of these notes were used by the Company to reimburse the Bank for a tax receivable from the Company. It was determined during a recent Federal Deposit Insurance Corporation and State Banking Department joint regulatory examination, that a net tax balance on the Bank's books is a functional receivable from the Company, and should be repaid. This balance results from the filing of consolidated tax returns of the Company, under an agreement, with its subsidiaries, which has been in effect for many years.

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

      At December 31, 1997, the Company had $400,000 of promissory notes outstanding issued to the following Directors of the Company:

               Timothy G. Behunin              $150,000
               Michael  Wagner                 $150,000
               Allan E. Dalshaug               $ 50,000
               Robert J. Schiller              $ 50,000
                                               --------
                                               $400,000
                                               ========

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

      The following table sets forth the capital ratios of the Company and the Bank at December 31, 1997 (dollars in thousands).


                                    Company                 Bank
                             -------------------   -------------------
                              Amount       Ratio     Amount      Ratio
                             --------     ------   --------      -----
Tier 1 capital               $  6,386       8.91%  $  6,593       9.20%
Tier 1 capital
  minimum requirements          2,867       4.00%     2,867       4.00%
                             --------      -----   --------      -----
Excess                       $  3,519       4.91%  $  3,726       5.20%

Total capital                $  7,285      10.16%  $  7,491      10.45%
Total capital
  minimum requirement           5,735       8.00%     5,733       8.00%
                             --------      -----   --------      -----
Excess                       $  1,550       2.16%  $  1,758       2.45%

Risk-weighted
  assets                     $ 71,686              $ 71,667

Tier 1 capital               $  6,386       6.21%  $  6,593       6.42%
  Tier 1 capital
    minimum requirement         4,111       4.00%
                             --------       ----
    Memorandum requirement                            6,931       6.75%
                                                   --------      -----
Excess (deficiency)          $  2,275       2.21%  $   (338)     (0.33)%

Total average assets         $102,771              $102,684


The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of December 31, 1997, the Company and the Bank had leverage ratios of 6.21% and 6.42%, respectively. Regulators have established a minimum leverage ratio of 4.0% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum. The Bank is required under the terms of the Joint Memorandum to maintain a minimum leverage ratio of 6.75%. See "Item 1. Business -- Supervision and Regulation -- The Bank."

            In the year 1995, the Board of Directors of the Company and the Bank entered into a memorandum of understanding with the Federal Reserve Bank ("the FRB Memorandum"), and in November 1997, the Board of Directors of the Bank entered into a joint memorandum of understanding with the FDIC and the DFI ("Joint Memorandum"). Under these Memorandums, the Company, among other things, may not directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and may not pay cash dividends without the prior written consent of the Federal Reserve Bank. The Bank is also required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; the Bank shall have and retain qualified management; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of the FDIC and the DFI.

            The Bank at December 31, 1997 was not in compliance with the capital ratio of 6.75% required under the terms of the Joint Memorandum. As a result, the Company was not in compliance with the FRB Memorandum. See "ITEM 1. Business -- Supervision and Regulation -- The Company" and "ITEM 1. BUSINESS -- Supervision and Regulation -- The Bank". Management believes that compliance with such capital requirements will be met by March 31, 1998 through a combination of earnings and a reduction in average assets. However, the Company and the Bank's, failure to comply with the Memorandum's could result in further regulatory action. See "ITEM 1. BUSINESS -- Supervision and Regulation -- Capital Standards."

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

RESULTS OF OPERATIONS

Net Income (Loss)

      The Company had a net loss of $0.9 million, or ($0.52) per share in 1997 compared with net income of $0.3 million or $0.20 per share in 1996 and a net loss of $3.4 million or ($2.01) per share in 1995. The net loss in 1997 was attributable to additional allowance for loan loss provisions, necessitated by additional classified loans and loan charge-offs, during the year and a decline in net interest income and additional income tax provisions. The improved results for the period ending December 31, 1996, as compared to the same period in 1995, primarily relate to continued benefits from the reductions in non-interest expenses and substantial reductions in salaries, and employee benefits, real estate operations, other non-interest expenses and the Company's discontinuance of its mortgage banking operations, in the fourth quarter of 1994.

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

Net Interest Income

      A significant component of the Company's operations is net interest income, which is the difference between interest and fees received on earning assets and interest paid on deposits and other sources of funds. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. Approximately 76% of the Bank's loan portfolio adjusts with the prime rate.

Analysis of Net Interest Income

      Certain information concerning average interest-earning assets and interest-bearing liabilities and yields earned and rates paid thereon is set forth in the following table (dollars in thousands).

                                                               Year ended December 31,
                                       ----------------------------------------------------------------------
                                                      1997                                 1996
                                                      ----                                 ----
                                       Average      Income/         Yield/    Average     Income/      Yield/
                                       Balance      Expense          Rate     Balance     Expense      Rate

INTEREST-EARNING ASSETS:

Taxable securities                    $ 11,045     $    666           6.03%   $  7,197    $    435     6.04%
Non-taxable securities                     211           14           6.64%        308          17     5.52%
Federal funds sold                      14,478          783           5.41%     14,925         786     5.27%
Loans receivable,  net (1)              65,981        6,958          10.55%     69,703       7,552    10.83%
                                      --------     --------       --------    --------    --------    -----
 Total interest earning assets          91,715        8,421           9.18%   $ 92,133       8,790     9.54%
                                      ========     ========       ========    ========    ========    =====

INTEREST-BEARING LIABILITIES:

Savings deposits (2)                    51,290        1,990           3.88%     52,966       2,041     3.85%
Money market accounts                    6,365          114           1.79%      6,324          95     1.50%
Time deposits                            8,509          398           4.68%      7,416         349     4.71%
Notes payable                              392           38           9.69%        443          44     9.93%
                                      --------     --------        --------    --------   --------    -----
 Total interest bearing liabilities   $ 66,556        2,540           3.82%   $ 67,149    $  2,529     3.77%
                                      ========     ========        ========    ========   ========    =====

Net interest income                                $  5,881                               $  6,261
Net interest spread                                                   5.36%                            5.77%
Net interest margin (3)                                               6.41%                            6.79%

--------------------
(1) The principal amount of nonaccrual loans is included in the average balance of loans receivable, net but only the actual interest recognized during the year is included in income/expense.
(2) Includes NOW Accounts.
(3) Net interest margin is net interest income divided by total average interest-earning assets.

Analysis of Changes in Net Interest Income

      The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in volumes and changes in interest rates for 1997 compared to 1996 and 1996 compared to 1995 (dollars in thousands). The change in interest income due to both volume and yield/rate has been allocated to volume and yield/rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                  1997 vs. 1996                     1996 vs. 1995
  Increase (Decrease)                                    Increase (Decrease)
                                               Due to Changes in:                Due to Changes in:
                                           ------------------------------   ------------------------------
                                                       Yield/      Net                 Yield/       Net
                                            Volume      Rate     Change      Volume     Rate       Change
                                           -------    -------    -------    -------    -------    -------
Income from Interest earning assets:
   Taxable securities                      $   232    $    (1)   $   231    $    20    $  (110)   $   (90)
   Non-taxable securities                       (6)         3         (3)        (5)         3         (2)
   Federal funds sold                          (24)        21         (3)         2        (55)       (53)
   Loans receivable, net                      (400)      (194)      (594)    (1,557)    (1,888)    (3,445)
                                           -------    -------    -------    -------    -------    -------

       Total interest income                  (198)      (171)      (369)    (1,540)    (2,050)    (3,590)

Expense on Interest bearing liabilities:
    Savings deposits (1)                       (65)        14        (51)       (99)      (514)      (613)
    Money market accounts                        1         18         19        (24)       (19)       (43)
    Time deposits                               51         (2)        49         (9)        28         19
    Notes payable                               (5)        (1)        (6)      (975)       (67)    (1,042)
                                           -------    -------    -------    -------    -------    -------
      Total interest expense                   (18)        29         11     (1,107)      (572)    (1,679)
                                           -------    -------    -------    -------    -------    -------
Change in net interest income                 (180)      (200)      (380)   $  (433)   $(1,478)   $(1,911)
                                           =======    =======    =======    =======    =======    =======

--------------------

(1) Includes NOW Accounts.

      Net interest income decreased $0.4 million or 6.0% for the period ended December 31, 1997 as compared to the same period in 1996. The decrease in net interest income was primarily attributable to a decline in interest income received on loans receivable. Average loans receivable outstanding during 1997 as compared to 1996 and 1995, were $66 million, $70 million and $83 million, respectively. Average yield on loans receivable decreased to 10.55% in 1997 from 10.83% in 1996 and 13.33% in 1995. The decline in average yield and average volume from 1995 to 1996 reflects the sale of the higher yielding Business Credit loans, during the third quarter of 1995. Interest income also decreased in 1996 compared to 1995 due in part to a decrease in the average volume of interest earning assets of $12.5 million or 12.0% due to the sale of such loans.

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

      The Company recorded a loan loss provision in 1997 of $1,242,000, compared to $886,000 in 1996 and $1,104,000 in 1995. The additional provision in 1997 was the result of an increase in charged-off loans during the year. The lower provision in 1996 as compared to 1995 is a reflection of the $2.5 million or 37% reduction in nonperforming assets at December 31, 1996 as compared to December 31, 1995. The 1995 provision was higher than 1994 because of higher levels of non-performing loans, foreclosures on defaulted loans and charge-offs. See "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Nonperforming Assets and Summary of Loan Loss Experience."

 Non-Interest Income

      The following table sets forth information by category of non-interest income for the Company for the past three years (dollars in thousands):


                                              Year ended December 31,
                                        ----------------------------------
                                         1997          1996          1995
                                        ------        ------        ------
Service charges on deposit
  accounts                              $  687        $  512        $  319
Gain on sale of SBA loans                  371            11           133
Gain on sale of
   Business Credit Assets                   --            --         1,504
 Other                                      84         1,106           518
                                        ------        ------        ------
      Total                             $1,142        $1,629        $2,474
                                        ======        ======        ======


      Non-interest income decreased to $1.1 million in 1997 from $1.6 million in 1996 and $2.5 million in 1995. Non-interest income in 1996 included approximately $850,000 of income from (i) income recognized from the reversal of various accrued liabilities which were deemed no longer necessary, and (ii) the settlement of certain litigation. Non-interest income for 1995 included a gain from the sale of Business Credit assets. See "RESULTS OF OPERATIONS - Sale of Business Credit Assets". In addition, the Bank continued to benefit from increased service charges on deposit accounts as well as gains recognized on the sale of SBA loans, during 1997 as compared to 1996 and 1995. In 1997, approximately $4.2 million of the guaranteed portion of SBA loans were sold for a gain of $371,000.

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

   Non-Interest Expense

      Non-interest expense as a percentage of average total assets was 6.2% in 1997, compared with 6.5% in 1996, and 9.7% in 1995. The reduction in non-interest expense primarily relate to continued savings achieved through operating efficiencies, and to a larger extent lower cost associated with real estate operations at the Bank.

      Non-interest expense decreased to $6.4 million in 1997 from $6.7 million in 1996 and $10.1 million in 1995. The savings achieved in noninterest expense during 1997 as compared to 1996, reflects the lower cost associated with real estate operations. Real estate operations, net has continued to decline as a result of the Bank disposing of its real estate held for sale and the elimination of costs associated with maintaining those assets. The reduction in non-interest expense for 1996 as compared to 1995, is a result of savings in salaries and employee benefits of $1.1 million or 27.2%, real estate operations, net of $2.0 million or 72.2% and other non-interest expenses of $0.3 million or 14.8% for the period ending December 31, 1996 as compared to the same period in 1995.

   Income Taxes

                 Income tax expense for 1997 amounted to $314,000 compared to $3,000 in 1996 and $929,000 in 1995. The increase in the 1997 income tax expense was mainly the result of the disallowance of a portion of an operating loss carryback claim for federal income tax purposes. The large income tax provision in 1995 was related to the substantial income from the sale of assets of Business Credit, which was not offset by income tax benefits at the Bank because of uncertainty as to the Bank's ability to realize such benefits in the future. The low tax expense for 1996 was due to the reduction in the valuation allowance for deferred tax assets. No tax benefit was provided in 1997 because of uncertainty as to the Bank's ability to realize additional deferred tax benefits. For further discussion see Note 9 to the Consolidated Financial Statements.

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

               At December 31, 1997, the Company had outstanding repurchase requests relating to loans with a principal balance of $0.3. The Company maintained an allowance for losses on loan repurchases which amounted to $0.1 million at December 31, 1997 as compared to $0.4 million at December 31, 1996. This allowance is carried in other liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and the losses thereon.

ITEM 7A.  DISCLOSURE OF MARKET RISK SENSITIVE INSTRUMENTS:

             The information called for by this item is contained in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Maturities and Sensitivity to Changes in Interest Rates" and "-- Asset/Liability Management and Liquidity," and is incorporated herein by reference. At December 31, 1997 and 1996, the Company did not hold any derivative financial instruments.

ITEM   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             See Index to Financial Statements included at page F-2 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: NONE.


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

(b) Reports on Form 8-K.         None.

(c) Exhibits.

   (1) Reference is made to the Index to Exhibits following the financial statements for a list of exhibits filed as part of this Report on Form 10-K.

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

             4. Employment Agreement dated January 3, 1998, between the Company and Allan Dalshaug -- Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Exhibit 10.19.4

             5. Employment Agreement, dated January 1, 1998, between Sterling Bank and Joseph Carona -- Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Exhibit 10.21.3

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

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



    Signature                         Title                             Date
    ---------                         -----                             ----



/s/ Allan E. Dalshaug           Chairman of the                    March 27, 1998
--------------------------      Board, President, Chief
Allan E. Dalshaug               Executive Officer and
                                Director (Principal
                                Executive Officer)


/s/ Joseph C. Carona            Chief Financial                    March 27, 1998
--------------------------      Officer (Principal
 Joseph C. Carona               Financial and Accounting
                                Officer)



/s/  Timothy G. Behunin         Director                           March 27,1998
--------------------------
Timothy G. Behunin



/s/ Howard M. Borris            Director                           March 27, 1998
--------------------------
Howard M. Borris



/s/ Audrey J. Fimpler           Director                           March 27, 1998
--------------------------
Audrey J. Fimpler



/s/ Hassan Izad                 Director                           March 27, 1998
--------------------------
Hassan Izad



/s/ Robert J. Schiller          Director                           March 27, 1998
--------------------------
Robert J. Schiller



/s/ Michael Wagner              Director                           March 27, 1998
--------------------------
Michael Wagner


                             REPORT ON CONSOLIDATED

                              FINANCIAL STATEMENTS

                     STERLING WEST BANCORP AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

                                      INDEX




FINANCIAL STATEMENTS

    Report of KPMG Peat Marwick LLP, Independent Auditors.......................        F-3

    Consolidated balance sheets as of December 31, 1997 and 1996................        F-4

    Consolidated statements of operations for the years ended December
    31, 1997, 1996, and 1995....................................................        F-5

    Consolidated statements of stockholders' equity for the years ended
    December 31, 1997, 1996, and 1995...........................................        F-6

    Consolidated statements of cash flows for the years ended December 31,
    1997, 1996, and 1995.......................................................         F-7

    Notes to consolidated financial statements                                          F-8

                        Independent Auditors' Report


The Board of Directors
Sterling West Bancorp:

We have audited the accompanying consolidated balance sheets of Sterling West Bancorp and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling West Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                 /s/  KPMG Peat Marwick LLP

Los Angeles,  California
March 24,  1998

                     Sterling West Bancorp and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                        ==============================
                                                              1997             1996
                                                        ------------------------------
ASSETS
Cash and cash equivalents                               $   6,836,000    $   5,929,000
Federal funds sold                                         15,000,000       18,393,000
Securities held to maturity
  (fair value of $10,811,000 at December 31, 1997 and
     $7,204,000 at December 31, 1996)  (Note 3)            10,735,000        7,224,000

Loans receivable, net (Notes 4 and 7)                      64,817,000       67,629,000
Real estate held for sale (Note 6)                          1,780,000        2,749,000

Fixed assets
     Land and building                                        246,000          243,000
     Furniture and equipment                                3,216,000        3,088,000
     Leasehold improvements                                 1,412,000        1,408,000
                                                        -------------    -------------
                                                            4,874,000        4,739,000
       Less accumulated depreciation & amortization        (3,829,000)      (3,583,000)
                                                        -------------    -------------
                                                            1,045,000        1,156,000

Accrued interest receivable                                   563,000          589,000
Other assets (Note 9)                                         474,000          892,000
                                                        =============    =============
                                                        $ 101,250,000    $ 104,561,000
                                                        =============    =============
LIABILITIES

Deposits                                                $  33,331,000    $  32,541,000
     Demand                                                47,057,000       50,786,000
     Savings and NOW                                        5,073,000        5,778,000
     Money market                                           5,744,000        3,720,000
     Time deposits $100,000 or greater                      2,869,000        3,361,000
                                                        -------------    -------------
     Other time deposits                                   94,074,000       96,186,000

Notes payable (Note 8)                                        400,000               --
Other liabilities (Note 5)                                    390,000        1,114,000
                                                        -------------    -------------
Commitments and contingencies (Note 4, 10 and 11)          94,864,000       97,300,000

STOCKHOLDERS' EQUITY (Note 13)
       Common stock - authorized 5,000,000
         shares without par value; issued and
         outstanding 1,712,419 shares in 1997 and
               1,710,214 shares in 1996                     8,697,000        8,686,000
       Accumulated deficit                                 (2,311,000)      (1,425,000)
                                                        -------------    -------------
                                                            6,386,000        7,261,000
                                                        -------------    -------------
                                                        $ 101,250,000    $ 104,561,000
                                                        =============    =============

See accompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the years ended December 31,
                                                           ============================================
                                                                1997            1996            1995
                                                           ------------    ------------    ------------
Interest income
       Loans                                               $  6,958,000    $  7,552,000    $ 10,997,000
       Federal funds sold                                       783,000         786,000         839,000
       Securities held to maturity (Note 3)                     680,000         452,000         544,000
                                                           ------------    ------------    ------------
                                                              8,421,000       8,790,000      12,380,000
Interest expense
       Savings and NOW                                        1,990,000       2,041,000       2,654,000
       Money market                                             114,000          95,000         138,000
       Time deposits $100,000 or greater                        189,000         237,000         165,000
       Other time deposits                                      209,000         112,000         165,000
       Notes payable                                             38,000          44,000       1,086,000
                                                           ------------    ------------    ------------
                                                              2,540,000       2,529,000       4,208,000
                                                           ------------    ------------    ------------
       Net interest income                                    5,881,000       6,261,000       8,172,000
Provisions for loan losses (Note 4)                           1,242,000         886,000       1,104,000
                                                           ------------    ------------    ------------
Net interest income after provisions for loan losses          4,639,000       5,375,000       7,068,000

Non-interest income
       Service charges on deposit accounts                      687,000         512,000         319,000
       Gain on sale of SBA loans                                371,000          11,000         133,000
       Gain on sale of Business Credit assets                        --              --       1,504,000
       Other (Note 14)                                           84,000       1,106,000         518,000
                                                           ------------    ------------    ------------
                                                              1,142,000       1,629,000       2,474,000
Non-interest expenses
       Salaries, wages and employee benefits                  2,843,000       2,850,000       3,914,000
       Occupancy (Note 15)                                      835,000         830,000         841,000
       Furniture and equipment                                  200,000         251,000         343,000
       Real estate operations, net (Note 6)                     515,000         756,000       2,717,000
       Other (Note 14)                                        1,960,000       1,971,000       2,313,000
                                                           ------------    ------------    ------------
                                                              6,353,000       6,658,000      10,128,000

Income (loss) from continuing operations
     before  income taxes                                      (572,000)        346,000        (586,000)
Income tax provision  (Note 9)                                  314,000           3,000         929,000
                                                           ------------    ------------    ------------
Income (loss) from continuing operations                       (886,000)        343,000      (1,515,000)
Loss from discontinued operations, net of taxes (Note 5)             --              --      (1,924,000)
                                                           ------------    ------------    ------------
       NET INCOME (LOSS)                                   $   (886,000)   $    343,000    $ (3,439,000)
                                                           ============    ============    ============
Income (loss) per common share:
                                                           $      (0.52)   $       0.20    $      (2.01)
       Basic
                                                           $      (0.52)   $       0.20    $      (2.01)
       Diluted

See accompanying notes to consolidated financial statements.

                              Sterling West Bancorp and Subsidiaries

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Three years ended December 31, 1997, 1996 and 1995


                                                               Retained
                                                                earnings
                                                             (accumulated
                                  Shares         Common        deficit),
                                outstanding       Stock        restricted         Total
                                -----------   ------------    ------------    ------------
Balance at January 1, 1995        1,710,214   $  8,686,000    $  1,671,000    $ 10,357,000


Net loss                                 --             --      (3,439,000)     (3,439,000)
                                  ---------   ------------    ------------    ------------

Balance at December 31, 1995      1,710,214      8,686,000      (1,768,000)      6,918,000


Net income                               --             --         343,000         343,000
                                  ---------   ------------    ------------    ------------

Balance at December 31, 1996      1,710,214      8,686,000      (1,425,000)      7,261,000


Exercise of  stock options            2,205         11,000              --          11,000

Net loss                                 --             --        (886,000)       (886,000)
                                  ---------   ------------    ------------    ------------

Balance at December 31, 1997      1,712,419   $  8,697,000    $ (2,311,000)   $  6,386,000
                                  =========   ============    ============    ============


See accompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the years ended December 31,
                                                        ---------------------------------------------
                                                              1997            1996            1995
                                                        ------------    ------------    -------------

Cash flows from operating activities
    Net Income (loss)                                   $   (886,000)   $    343,000    $ (3,439,000)
    Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                            249,000         270,000         305,000
    Provision for loan losses                              1,242,000         886,000       1,104,000
    Provision for deferred taxes                            (100,000)             --         603,000
    Provision for losses on real estate held for sale        580,000         193,000       2,424,000
    Decrease in accrued interest receivable                   26,000         136,000         229,000
    Decrease (increase) in other assets                      518,000         (34,000)         41,000
    Decrease in assets of discontinued operations                 --         630,000       3,541,000
    Decrease in other liabilities                           (724,000)       (639,000)     (1,611,000)
                                                         -----------     -----------     -----------
          Total adjustments                                1,791,000       1,442,000       6,636,000
                                                         -----------     -----------     -----------
    Net cash provided by  operating activities               905,000       1,785,000       3,197,000
                                                         -----------     -----------     -----------
Cash flows from investing activities
    Proceeds from maturities of  securities                1,999,000       1,948,000       4,675,000
    Purchase of  securities                               (5,510,000)     (1,558,000)     (5,313,000)
    Net (increase) decrease in loans receivable            1,570,000        (328,000)     18,916,000
    Proceeds from sale of real estate                        389,000       4,175,000       1,150,000
    Payments on real estate repurchased
        from investors                                            --              --      (1,629,000)
    Purchase of  fixed assets                               (138,000)       (211,000)       (347,000)
    Net cash provided by investing activities
                                                         -----------     -----------     -----------
                                                          (1,690,000)      4,026,000      17,452,000
                                                         -----------     -----------     -----------

Cash flows from financing activities
    Net increase (decrease) in demand deposits,
      savings and other money market accounts             (3,644,000)    (16,798,000)      6,972,000
    Net increase (decrease) in time deposits               1,532,000         609,000      (1,468,000)
    Proceeds from issuance of notes payable                  900,000              --              --
    Repayments of notes payable                             (500,000)             --              --
    Net decrease in notes payable to
        financial institutions                                    --      (1,372,000)     (9,034,000)
    Payments on maturing promissory notes                         --              --      (1,493,000)
        Proceeds from exercise of  stock options              11,000              --              --
                                                        ------------    ------------    ------------
       Net cash used in financing activities              (1,701,000)    (17,561,000)     (5,023,000)
                                                        ------------    ------------    ------------
Net (decrease) increase in cash and Cash equivalents      (2,486,000)    (11,750,000)     15,626,000
                                                        ------------    ------------    ------------
Cash and cash equivalents at beginning of period          24,322,000      36,072,000      20,446,000
                                                        ------------    ------------    ------------
Cash and cash equivalents at end of period              $ 21,836,000    $ 24,322,000    $ 36,072,000
                                                        ============    ============    ============


See accompanying notes to consolidated financial statements.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

Principles of consolidation

The consolidated financial statements include the accounts of Sterling West Bancorp and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the consolidated financial statements for 1996 and 1995 to conform to the 1997 presentation.

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

The Company is required to carry its real estate owned at the lower of cost or fair value, minus selling costs. Fair value estimates for real estate owned are determined by current appraisals and, where no active market exists for a particular property, discounting a forecast of expected cash flows at a rate commensurate with the risk involved.

Cash equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for a one-day period. For purposes of the Statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

Loans are evaluated for impairment as part of the Company's normal internal asset review process. A loan is impaired when, based on current circumstances and events, a creditor will be unable to collect all amounts contractually due (both principal and interest) under a loan agreement. When a loan is determined to be impaired, a writedown is taken or an allowance is established which is based upon the difference between the investment in the loan and one of the following methodologies: (i) the present value of expected cash flows from the loan discounted at the loan's effective interest rate, (ii) an observable market price, or (iii) the fair value of the loan's underlying collateral. While the measurement of impairment depends upon the specific facts and circumstances involving each applicable loan, the Company generally measures such impairment utilizing the latter methodology. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan sales

The Company periodically sells the guaranteed portion of Small Business Administration (SBA) loans and other loans that it originates. At the time of sale, the cost basis of the loan is allocated based on the relative fair value of the portion sold, the portion retained and the servicing rights. Gain or loss is calculated using the sales proceeds and allocated cost basis of the portion of the loan sold. The servicing asset is amortized in proportion to and over the period of estimated net servicing income.

Fixed assets

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is used.

Real estate held for sale

Real estate acquired through foreclosure is initially recorded at the lower of the balance of the related mortgage loan or estimated fair value less estimated selling costs. Fair value is generally estimated based on the most recent appraisal received by the Company and adjusted for known trends in local markets. Subsequent declines in fair value are charged to income, along with the estimated costs to sell, and are recorded in a valuation allowance. Subsequent increases in fair value are only recognized to the extent that decreases in fair value were recorded through the valuation allowance. Operating expenses for REO, REO writedowns, and gains and losses on sale of REO are reported in the statement of operations as real estate operations expense.

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

Restricted cash balances

Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $200,000 were maintained to satisfy federal regulatory requirements at December 31, 1997.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net  Income (Loss) Per Share

Basic income (loss) per share is based on the number of common shares outstanding, adjusted to reflect any stock splits and stock dividends during each year. Diluted income (loss) per share includes the dilutive effect of the issuance of any common stock equivalents. For the year ended December 31, 1997, the basic and diluted income (loss) per share calculation is based upon 1,710,599 and 1,711,214 weighted averages shares respectively. For the years ended December 31, 1996 and December 31, 1995, the weighted average shares for both the basic and diluted income (loss) per share calculation were 1,710,214.

Recent Accounting Pronouncements

In August 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management of the Company does not believe the statements will have a material impact on the Company s results of operations or financial position when adopted.

            In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for the Company beginning January 1, 1998. Separate disclosure of comprehensive income will be made. The impact on the Company of adopting SFAS No. 130 is not expected to be material to the Company's existing disclosure.

                               Sterling West Bancorp and Subsidiaries

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 1997, 1996 and 1995

NOTE 2- SUPPLEMENTAL CASH FLOW INFORMATION

                                             Years ended December 31,
                                     -----------------------------------------
                                         1997          1996           1995
                                     -----------   -----------    -----------
Cash paid during the year for
      Interest                       $ 2,622,000   $ 2,511,000    $ 4,131,000
      Income taxes (refunds
         received)                            --   $  (522,285)            --

Non-cash investing and financing
activities:

      Real estate acquired
        through foreclosure            3,182,000     2,054,000      4,309,000

      Loans to facilitate
        disposition of real estate     2,351,000     1,418,000        954,000

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- SECURITIES HELD TO MATURITY

Securities held to maturity at December 31 are as follows:

                                                                     1997
                                           -----------------------------------------------------------
                                            Amortized      Unrealized       Unrealized        Fair
                                               Cost          Gains            Losses          Value
                                           ------------   ------------    ------------    ------------
Obligations of U.S. and U.S.
 government agencies                       $ 10,426,000   $     81,000    $     (8,000)   $ 10,499,000

Non-taxable municipal bonds                     210,000          3,000              --         213,000

Interest-bearing deposit                         99,000             --              --          99,000
                                           ------------   ------------    ------------    ------------
                                           $ 10,735,000   $     84,000    $     (8,000)   $ 10,811,000
                                           ============   ============    ============    ============


                                                                      1996
                                           -----------------------------------------------------------
                                            Amortized      Unrealized       Unrealized        Fair
                                               Cost          Gains            Losses          Value
                                           ------------   ------------    ------------    ------------

Obligations of U.S. and U.S.
  government agencies                      $  6,814,000   $     18,000    $    (39,000)   $  6,793,000

Non-taxable municipal bonds                     213,000          1,000              --         214,000

Interest- bearing deposit                       197,000             --              --         197,000
                                           ------------   ------------    ------------    ------------
                                           $  7,224,000   $     19,000    $    (39,000)   $  7,204,000
                                           ============   ============    ============    ============


Taxable interest income on securities held to maturity totaled $666,000, $435,000 and $525,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Non-taxable interest income on securities held to maturity totaled $14,000, $17,000 and $19,000 for the years ended December 31, 1997, 1996, 1995, respectively.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- SECURITIES HELD TO MATURITY (Continued)

Maturities of securities held to maturity at December 31, 1997 were as follows:
(dollars in thousands)

                                                              After one year but        After five years but
                                    Within one year            before five years           before ten years
                                  -------------------         -------------------       --------------------
                                  Amortized     Fair          Amortized     Fair         Amortized     Fair
                                    Cost       Value            Cost       Value           Cost      Value
                                  ---------    ------         ---------    ------       ----------   --------
Obligations of U.S. and
U.S. government
agencies                           $2,500      $2,499          $7,926      $8,000              --       --

Non-taxable municipal
bonds                                  --          --             210        213               --       --

Interest -bearing deposit             99           99              --          --              --       --
                                   ------      ------          ------      ------       ----------   --------
                                   $2,599      $2,598          $8,136      $8,213              --       --
                                   ======      ======          ======      ======       ==========   ========


NOTE 4- LOANS RECEIVABLE, NET

The composition of the Company's loan portfolio at December 31, is as follows:


                                               1997              1996
                                            ----------        ----------
Real estate loans
   Construction and development             $3,258,000        $6,865,000
   Mortgage                                 15,211,000        15,234,000
Commercial and  industrial                  49,126,000        50,564,000
Loans to individuals                         3,156,000         2,435,000
All other loans                              1,022,000           556,000
                                            ----------        ----------
                                            71,773,000        75,654,000
Less:
   Undisbursed loan funds                    5,884,000         6,765,000
   Allowance for loan losses                 1,072,000         1,260,000
                                           -----------       -----------
                                           $64,817,000       $67,629,000
                                           ===========       ===========

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- LOANS RECEIVABLE, NET (continued)

The unamortized balance of deferred loan origination, commitment and other fees (net of related direct lending costs), totaling $349,000 and $352,000 as of December 31, 1997 and 1996, are treated above as a reduction of the applicable loan balances.

The balance of loans on non-accrual was approximately $781,000 and $1,424,000 at December 31, 1997 and 1996, respectively. Interest income foregone on non-accrual loans approximated $94,000 in 1997, $135,000 in 1996 and $108,000 in 1995. Interest income recognized on non-accrual loans was approximately $145,000 in 1997, $51,000 in 1996 and $114,000 in 1995.

At December 31, 1997 and 1996, the Company's total recorded investment in impaired loans was $4.6 million and $3.7 million, respectively. At December 31, 1997, $4.6 million of the impaired loans, had a specific allowance for loan losses in the amount of $0.5 million. At December 31, 1996, $2.6 million of the $3.7 million in impaired loans had a specific allowance for loan losses in the amount of $0.5 million. Of the $4.6 million of impaired loans at December 31, 1997, $3.5 million was represented by three loans, which accounted for $0.3 million of the specific allowance for loan losses at December 31, 1997. The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 were $4.4 million and $1.7 million, respectively. The related amount of interest income recognized during the period that such loans were impaired was $0.5 million for the year 1997, $0.1 million for the year ended 1996 and $0.1 million for the year ended 1995.

Activity in the allowance for loan losses is summarized as follows:

                                       1997           1996           1995
                                   -----------    -----------    -----------
Balance at beginning of year       $ 1,260,000    $ 1,510,000    $ 1,613,000
   Provision                         1,242,000        886,000      1,104,000
   Sale of Business Credit loans            --             --       (550,000)
   Charge-offs                      (1,599,000)    (1,159,000)      (715,000)
   Recoveries                          169,000         23,000         58,000
                                   -----------    -----------    -----------
Balances at end of year            $ 1,072,000    $ 1,260,000    $ 1,510,000
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

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- LOANS RECEIVABLE, NET (continued)

Included in loans outstanding at December 31, 1997 and December 31, 1996 was $1,553,000 and $2,028,000 of the guaranteed portion of SBA loans. The unguaranteed portion of SBA loans were $3,166,000 and $2,230,000 at December 31, 1997 and 1996, respectively. At December 31, 1997 and December 31, 1996 the Bank serviced for others $9,131,000 and $7,068,000 of SBA loans, respectively.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of forward contacts do not represent exposure to credit loss. Commitments to extend credit at December 31, 1997 and 1996 primarily consisting of undisbursed loan commitments were $5,884,000 and $8,181,000, respectively.

Standby letters of credit at December 31, 1997 and 1996 totaled approximately $145,000 and $255,000, respectively. At December 31, 1997 all of the standby letters of credit were collateralized, and at December 31, 1996, $41,000 were unsecured and $214,000 collateralized. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Where appropriate, cash or other security support is held as collateral.

The Company grants real estate, commercial and industrial loans to customers located within Southern California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate development and construction market sector and general economic conditions within Southern California.

NOTE 5- DISCONTINUED OPERATIONS

As a result of continued losses from operations, higher interest rates and the generally poor market for residential mortgage loans, the Company, in the fourth quarter of 1994, discontinued its mortgage banking operations which were primarily carried out by its wholly owned subsidiary, BSC. All revenues and expenses, net of income tax effect, attributable to mortgage banking operations are included in the accompanying statements of operations under the caption "Loss from discontinued operations, net of taxes".

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

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS (continued)

Summarized operating data for the discontinued mortgage banking operations in 1995 are as follows:


                                         1995
                                       -------
Loss on sale of mortgage loans         $    (3)
Service fee expense                         (7)
Net interest expense                      (120)
Other income                                42
                                       -------
                                           (88)
Salaries, wages and benefits                --
Real estate operations, net                 12
Other expenses                           2,108
                                       -------
                                         2,120
                                       -------
   Loss before taxes                    (2,208)
Income tax benefit                        (284)
                                       -------
   Net loss                            $(1,924)
                                       =======


Included in other liabilities in the accompanying balance sheets for 1997 and 1996, respectively, is a $0.1 million and $0.4 million allowance for losses on loan repurchases. In determining the amount of this allowance the Company considered its past experience with repurchases, the potential for further repurchases and the related losses. While management believes that the balance of this allowance at December 31, 1997 is adequate to provide for exposure to losses on loan repurchases, future additions to the allowance may be necessary as a result of changes in the aforementioned factors.

NOTE 6 - REAL ESTATE HELD FOR SALE

Real estate held for sale at December 31, is as follows:

                                       1997             1996
                                   ----------       ----------
Acquired through foreclosure       $1,883,000       $2,869,000
Valuation allowance                  (103,000)        (120,000)
                                   ----------       ----------
                                   $1,780,000       $2,749,000
                                   ==========       ==========

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 1997, 1996, 1995, real estate operations, net was comprised of the following:

                                                 1997           1996          1995
                                              ---------      ---------    -----------
   Net gain (loss) on sale of real estate     $ 136,000      $(196,000)   $   (17,000)
   Provision for losses                        (580,000)      (193,000)    (2,424,000)
   Other valuation adjustments
     charged to operations                           --             --       (201,000)
   Other holding costs                          (71,000)      (367,000)       (75,000)
                                              ---------      ---------    -----------
Real estate operations, net                   $(515,000)     $(756,000)   $(2,717,000)
                                              =========      =========    ===========

Activity in the allowance for real estate losses is a follows:


                                                 1997           1996          1995
                                              ----------    -----------    -----------
Balance at beginning of year                  $  120,000    $ 1,100,000    $   218,000
  Provision for losses                           580,000        193,000      2,424,000
  Charge-offs                                   (597,000)    (1,173,000)    (1,542,000)
                                              ----------    -----------    -----------
Balance at end of year                        $  103,000    $   120,000    $ 1,100,000
                                              ==========    ===========    ===========



NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain officers, directors and the companies with which they are associated. In management's opinion such loans are within applicable regulatory bank lending limitations. Such loans were made on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with other persons who were not executive officers or directors and did not involve more than the normal risk of collectibility or present other unfavorable features. The following is an analysis of the activity of all such loans during 1997 and 1996:



                                                 1997           1996
                                            -----------    -----------

Balance at beginning of year                $ 1,730,000    $ 2,225,000

   New loans granted, including  renewals       167,000          4,000
   Repayments                                  (247,000)      (499,000)
                                            -----------    -----------
Balance at end of year                      $ 1,650,000    $ 1,730,000
                                            ===========    ===========

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - NOTES PAYABLE

In June of 1997, the Company issued $900,000 of unsecured promissory notes to certain Directors of the Company. The proceeds of these notes were used by the Company to reimburse the Bank for a tax receivable from the Company. It was determined during a recent Federal Deposit Insurance Corporation and State Banking Department joint regulatory examination, that a net tax balance on the Bank's books is a functional receivable from the Company, and should be repaid. This balance resulted from the filing of consolidated tax returns of the Company, under an agreement, with its subsidiaries, which has been in effect for many years.

The notes bear interest at an initial rate of 10% per annum, but the interest rate may fluctuate depending upon increases or decreases in the loan's interest rate of 1.5% in excess of Bank of America's prime rate in effect from time to time. These promissory notes have a maturity of September 18, 1997, with automatic 90 day renewals, subject to renewal at the option of the Company for a maximum period of up to one year, unless a change is requested by the note holder.

At December 31, 1997 the Company had $400,000 of promissory notes outstanding issued to certain Directors of the Company.

The maximum amounts of short-term borrowings at any month end during 1997 and 1996 were $0.9 million and $0.4 million, respectively. The average amounts outstanding during 1997 and 1996 were $0.4 million and $0.4 million, respectively, and the weighted average interest rates thereon during 1996 and 1995 were 10.00% and 9.93%, respectively.

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

The provision for income taxes from continuing operations is a follows:

                                               1997             1996             1995
                                             --------         --------        ----------
   Current
      Federal                                $412,000               --        $ (927,000)
      State                                    $2,000        $   3,000               - -
                                             --------        ---------        ----------
                                             $414,000        $   3,000         (927,000)
   Deferred
      Federal                                (603,000)         131,000           655,000
      State                                    24,000          181,000                --
                                             --------        ---------        ----------
                                             (579,000)         312,000           655,000
Increase (decrease) in
     valuation allowance on
   deferred  tax assets                       479,000         (312,000)        1,201,000
                                             --------        ---------        ----------
                                             $314,000        $   3,000        $  929,000
                                             ========        =========        ==========

Current income taxes receivable of $117,000, are included in Other assets at December 31, 1997 and 1996.

As a result of the following items, total income tax expense was different from the amount computed by applying the statutory U.S. income tax rate of 34%.


                                           1997            1996              1995
                                        ---------       ----------       ----------
Federal income
   tax expense (benefit)
   at statutory rate                    $(194,000)      $  118,000       $ (199,000)

Increase (decrease) in valuation
allowance on deferred tax assets          479,000         (312,000)        1,201,000

State tax, net of federal benefit          17,000          184,000           63,000

Other                                      12,000           13,000         (136,000)
                                        ---------       ----------       ----------
                                        $ 314,000       $    3,000       $  929,000
                                        =========       ==========       ==========

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities which are included in other assets on the accompanying balance sheet at December 31, 1997 and 1996 are presented below. The amounts as of December 31, 1996 have been adjusted to reflect the tax return actually filed.


                                                1997             1996
                                            ----------        ----------
Deferred tax assets:
Allowance
   for loan losses                          $    5,000        $   69,000
Allowance for potential
     loan repurchase                            41,000           147,000
Deferred loan fees                             143,000           144,000
Real estate valuation allowances                42,000           131,000
Net operating loss carryforwards             1,593,000           699,000
Other                                          158,000           100,000
                                            ----------        ----------
Total gross deferred tax assets              1,982,000         1,290,000
less:  valuation allowance                   1,564,000         1,085,000
                                            ----------        ----------
Net deferred tax assets                        418,000           205,000

Deferred tax liabilities:
   Depreciation                                200,000           200,000
   Other                                       118,000             5,000
                                            ----------        ----------
Total gross deferred tax liabilities           318,000           205,000
                                            ----------        ----------
Net deferred tax assets                     $  100,000        $        0
                                            ==========        ==========

During 1997 the valuation allowance on gross deferred tax assets increased by $479,000 from $1,085,000 at December 31, 1996 to $1,564,000 at December 31,
1997. The Bank has approximately $4,797,000 of net operating loss carryforward available for California Franchise Tax purposes. This carryforward expires between 1998 and 2002. Additionally, the Bank has approximately $3,675,000 of net operating loss carryforward available for Federal Income Tax purposes. This carryforward expires in 2012. The current federal income tax expense of $412,000 is a result of a disallowance, for federal income tax purposes, of an operating loss carryback claim resulting in additional net operating loss carryforwards.

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

In determining the possible realization of deferred tax assets, SFAS No. 109 requires that future taxable income from the following sources be taken into account: (a) the reversal of taxable temporary differences , (b) future operations exclusive of temporary differences and (c) tax planning strategies that if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Management believes that it is more likely than not that the Company will realize the tax benefits from $100,000 deferred tax assets because of expected future profitability, which includes anticipated gains on sale of SBA loans..

NOTE 10- COMMITMENTS AND CONTINGENCIES

The Company leases facilities under non-cancellable operating leases. The minimum annual rental payments (excluding property taxes and insurance) for the following periods are approximately:


           Year                                  Amount
           ----                                ----------
           1998                                $  564,000
           1999                                   496,000
           2000                                   425,000
           2001                                   425,000
           2002                                   425,000
           2003 and thereafter                  1,027,000
                                               ==========
                                               $3,362,000
                                               ==========




The minimum annual rental payments which are included in the above schedule are for existing lease obligations and are not a forecast of future rental expense. Total rent expense for 1997, 1996 and 1995 was approximately $597,000, $593,000 and $580,000, respectively.

The Company has employment agreements with certain of its executives which expire through 1998. In addition to a base salary, the agreements provide for incentive compensation at the Discretion of the Company (or subsidiary applicable to the individual employee). No incentive compensation was paid for the periods ending December 31, 1997 and 1996.

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

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- REGULATORY MATTERS

            In November 1995, the Federal Reserve Bank and the Board of Directors of the Company entered into a memorandum of understanding (the "FRB Memorandum"). It was determined subsequent to December 31, 1997, the Company was not in compliance with the FRB Memorandum at December 31, 1997, due to the Bank's lack of compliance with the capital ratio of 6.75% required under the terms of the Joint Memorandum discussed below. The Bank's Tier 1 capital was 6.42% of average total assets at December 31, 1997. The Company and the Bank's failure to comply with the terms of the FRB Memorandum could result in further regulatory action by the Federal Reserve Bank.

            As a result of joint examinations of the Bank in 1997, the FDIC and the DFI proposed that the Board of Directors of the Bank enter into a memorandum of understanding which would replace and supersede the provisions of any prior memorandums of understanding. In November 1997, the FDIC, the DFI and the Board of Directors of the Bank entered into a joint memorandum of understanding with each of the FDIC and the DFI (the "Joint Memorandum"). Under the Joint Memorandum, the Bank is required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; the Bank shall have and retain qualified management; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of both the FDIC and the DFI.

            At December 31, 1997, the Bank was out of compliance with the capital ratio of 6.75% required under the terms of the Joint Memorandum. It was determined subsequent to December 31, 1997 that approximately $412,000 of an operating loss carryback claim would be disallowed for federal income tax purposes, resulting in additional income tax provision for the year ended December 31, 1997. See "Note 9 to Consolidated Financial Statements". Management believes that compliance with the capital requirement will be met by March 31, 1998 through a combination of earnings and a reduction in average assets. However, the failure to comply with the terms of the Joint Memorandum could result in regulatory action.

      Under the FRB Memorandum, the Company is required, among other things, to comply with the Joint Memorandum; ensure that it has sufficient cash to pay its expenses and to service its debt; the Company may not, directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and to not pay cash dividends without the prior written consent of the Federal Reserve Bank.

      On December 19, 1992 the federal regulations implementing prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective. Those regulations provide for certain mandatory and discretionary action by federal agencies based upon an institution's ranking within five capital levels -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - REGULATORY MATTERS (continued)

All undercapitalized institutions are required to file a capital restoration plan and undergo close monitoring of their condition, and are subject to restrictions on operations requiring regulatory approval. Significantly undercapitalized or critically undercapitalized institutions and undercapitalized institutions which fail to implement an acceptable capital plan are subject to more severe actions which may include divestiture of subsidiaries and replacement of senior management and directors. At December 31, 1997 the Bank's capital ratios were not sufficient to be considered adequately capitalized as defined under FDICIA.

The following table sets forth the capital ratios of the Company and the Bank at December 31, 1997 (dollars in thousands).


                                       Company                      Bank
                                 -------------------       --------------------
                                   Amount      Ratio          Amount      Ratio
                                 ---------   -------       -----------  --------

Tier 1 capital                   $   6,386      8.91%       $   6,593      9.77%
Tier 1 capital
  minimum requirements               2,867      4.00%           2,867      4.00%
                                 ---------      ----        ---------    ------
Excess                           $   3,519      4.91%           3,726      5.77%

Total capital                    $   7,285      10.16%          7,491     10.45%
Total capital
  minimum requirement                5,735      8.00%           5,733      8.00%
                                 ---------      ----        ---------    ------
Excess                           $   1,550      2.16%        $  1,758      2.45%

Risk-weighted
  assets                         $  71,686                   $ 71,667

Tier 1 capital                   $   6,386      6.21%        $  6,593      6.42%
  Tier 1 capital
    Minimum requirement              4,111      4.00%
                                 ---------      -----
     Memorandum requirement                                     6,931      6.75%
                                                             --------    ------
Excess (deficiency)               $  2,275      2.21%           (338)    (0.33)%

Total average assets              $102,771                   $102,684



The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of December 31, 1997, the Company and the Bank had leverage ratios of 6.21% and 6.42%, respectively. Regulators have established a minimum leverage ratio of 4.0% for the highest rated banks. However, institutions experiencing or anticipating significant growth, or those with other than minimum risk profiles, will be expected to maintain capital well above the minimum. The Bank is required under the terms of the Joint Memorandum to maintain a minimum leverage ratio of 6.75%.

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the value of financial instruments. Because no active market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on subjective judgments regarding credit risk, future economic conditions and other risk characteristics which cannot be determined with precision. The fair value disclosed does not reflect any gain or loss that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Cash  and cash equivalents

The carrying value of cash and cash equivalents is assumed to be a reasonable estimate of fair value.

Securities

Fair values of securities held to maturity and are based on quoted market prices.

Loans

Fair value of loans are estimated for portfolios of loans with similar financial characteristics. Each loan portfolio was further segmented into fixed and adjustable rate and performing and non-performing categories. The fair value of performing loans was calculated by discounting estimated cash flows through the estimated maturity using estimated current replacement discount rates that reflect the credit and interest rate risk inherent in the loans. Fair value for nonperforming loans was based on the lower of recent external appraisals and internal value estimates and related estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Credit risk and cash flows are estimated using available market information and specific borrower information.

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

                     Sterling West Bancorp and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:



                                             1997                                   1996
                                  -------------------------------      ----------------------------
                                   Carrying              Fair            Carrying          Fair
                                     Amount              Value            Amount          Value
                                  -----------         -----------       -----------     ------------
Financial assets:
      Cash and cash
         equivalents              $21,836,000         $21,836,000       $24,322,000     $24,322,000
      Investment securities        10,735,000          10,811,000         7,224,000       7,204,000
      Loans, net                   64,817,000          64,245,000        67,629,000      66,434,000

Financial liabilities:
      Fixed rate term
        Deposits                    8,613,000           8,613,000        $7,081,000      $6,998,000
      Other deposits               85,461,000          85,461,000        89,105,000      89,105,000
      Notes payable                   400,000             400,000                --             --

NOTE 13 - STOCKHOLDERS' EQUITY

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

The Company's contributions may be made in cash or common stock of the Company and are determined annually by the Board of Directors in their sole discretion. The Company made a contribution of $8,000 in 1997 and 1996 and no contribution in 1995. At December 31, 1997, the Stock Plan held 59,543 shares of common stock of the Company.

The Company had a stock option plan which expired in 1992. As of December 31, 1997 there were 16,826 shares exercisable which had been granted under the old plan. The exercise prices range from $4.32 to $5.36 (weighted average of $4.64) with options expiring in the year 2001. During 1997, a total of 2,205 shares were exercised at a price of $4.99 per share.

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (continued)

Dividends restrictions

Section 23A of the Federal Reserve Act restricts the Bank from making loans or advances to the Company and its affiliates in excess of 20% of its capital stock and surplus. The prompt corrective action provisions of FDICIA prohibit the Bank from making a capital distribution to the Company if, after such a transaction, the Bank would be undercapitalized. In addition, California Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 1997, these provisions would allow the Bank to make loans of approximately $1.4 million to the Company and its affiliates. No dividends would be permitted without regulatory approval. In addition, under an agreement with the Federal Reserve Bank of San Francisco ("FRB") the Company is prohibited from paying dividends to shareholders without the prior written approval of the FDIC. Under the terms of the Joint Memorandum and the FRB Memorandum , the Bank is prohibited from paying cash dividends to the Company unless the payment is approved in advance by the Regional Director of the FDIC and the Commissioner, as well as the Federal Reserve Bank, respectively. Additionally, under the prompt corrective action provisions of FDICIA, the Bank is prohibited from paying any cash dividends that will result in the Bank becoming undercapitalized. No dividend was paid by the Bank to the Company in 1995, 1996 or 1997.

Subsequent Events:

             On December 30, 1997, the Company, the Bank and The Pacific Bank, a national association ("Pacific"), entered into a definitive Agreement and Plan of Reorganization (the "Reorganization Agreement"). The Reorganization Agreement provides for, among other things, the merger of a subsidiary corporation to be organized by Pacific with and into the Company, immediately followed by the merger of the Company with and into the Bank, immediately followed by the merger of the Bank with and into Pacific (collectively, the "Merger"). The Merger is subject to, among other customary conditions to closing, the receipt of regulatory approvals and the approval of the shareholders of the Company and the shareholders of Pacific. The Company has scheduled a shareholders' meeting to consider the Merger on May 27, 1998.

            Under the terms of the Reorganization Agreement, the Company's shareholders will receive aggregate consideration for their shares of the Company equal to one hundred seventy-five percent (175%) of the consolidated book value of the Company, as determined in accordance with generally accepted accounting principles, within three calendar days preceding the proposed effective date of the Merger. Such amount is subject to certain adjustments set forth in the definitive Reorganization Agreement.

            The foregoing description of the terms of the Reorganization Agreement does not purport to be a complete statement of the parties' rights and obligations thereunder, and is qualified in its entirety by reference to the definitive Reorganization Agreement, a copy of which is contained in the Company's Report on Form 8-K filed on January 23, 1998.

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - OTHER NONINTEREST EXPENSE/INCOME

Other noninterest expense is comprised of the following:

                                     1997             1996               1995
                                 ----------        ----------       -----------
Professional fees                $  428,000        $  465,000         $ 827,000

Office supplies and expense         125,000           153,000           157,000

Communication                       286,000           270,000           265,000

Insurance                            86,000            89,000           259,000

FDIC & DFI Assessments               89,000           204,000           266,000

Directors fees                       85,000            77,000           128,000

Data processing fees                232,000           202,000            30,000

Other                               629,000           511,000           381,000
                                  ----------       ----------       -----------
                                  $1,960,000       $1,971,000       $ 2,313,000
                                  ==========       ==========       ===========


Included in Other non-interest income for the year ended December 31, 1996 is approximately $850,000 of income from (i) the reversal of various accrued liabilities which were deemed no longer necessary, and (ii) the settlement of certain litigation .

NOTE 15 - OCCUPANCY EXPENSE


Occupancy expense is comprised of the following:

                                           1997                 1996             1995
                                         ---------            --------         --------
Leasehold amortization                   $  76,000            $ 74,000         $ 77,000
Utilities                                   40,000              40,000           45,000
Insurance bank premises                     27,000              35,000           46,000
Rent bank premises                         597,000             593,000          580,000
Depreciation - Vault equipment               5,000               5,000            5,000
Other                                       90,000              83,000           88,000
                                          --------            --------         --------
                                          $835,000            $830,000         $841,000
                                          ========            ========         ========

                                 Balance Sheets
                             (dollars in thousands)

                                                                        December 31,
                                                                    -------------------
                                                                      1997       1996
                                                                    -------    --------
Assets

Cash in Sterling Bank                                               $   228    $    69
Investment in Sterling Bank                                           6,593      7,500
Investment in non-bank subsidiary                                        --        411
Loans receivable                                                         41         --
Other assets                                                             --         22
                                                                    -------    -------
                                                                    $ 6,862    $ 8,002
                                                                    =======    =======
Liabilities and Stockholder' Equity

Notes payable                                                       $   400         --
Other liabilities                                                        76    $   740
Common stock                                                          8,697      8,686
 Accumulated deficit                                                 (2,311)    (1,424)
                                                                    -------    -------
                                                                    $ 6,862    $ 8,002
                                                                    =======    =======


Payment of dividends is subject to statutory and regulatory limitations. As a result of losses, at December 31, 1997, the Bank had no retained earnings legally available for the payment of cash dividends.

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)


                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                    For the years ended December 31,
                                                  -----------------------------------
                                                    1997          1996         1995
                                                  -------       -------      --------
Equity in net income (loss) of subsidiaries        $(907)        $ 329       $(3,428)
Other income                                         187           204           458
Other expenses                                      (165)         (189)         (474)
                                                   -----         -----       -------
   Income (loss) before taxes                       (885)           344       (3,444)

Income tax provision (benefit)                          1             1           (5)
                                                   -----         ------      -------
   Net Income (loss)                               $(886)        $  343      $(3,439)
                                                   =====         ======      =======

                     Sterling West Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

                              STERLING WEST BANCORP
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                             (dollars in thousands)


                                                         1997      1996        1995
                                                       -------    -------    -------
Cash flows from operating activities:

    Net income (loss)                                  $  (886)   $   343    $(3,439)

Adjustments to reconcile net income to
  net cash from operating activities:

    Equity in (income) loss of subsidiaries                907       (329)     3,428
    Dividends paid by non-bank subsidiary                   51         --      4,100
    Other, net                                            (324)        17       (253)
                                                       -------    -------    -------
            Total adjustments                              634       (312)     7,275
                                                       -------    -------    -------

Net cash provided by operating activities                 (252)        31      3,836

Cash from investing activities:

   Payment for investment in bank subsidiary                --         --     (3,650)
                                                       -------    -------    -------
Net cash used in investing activities                       --         --     (3,650)
                                                       -------    -------    -------

Cash flows from financing activities:
  Proceeds issuance of notes payable                       900         --         --
  Repayment of notes payable                              (500)
  Proceeds from exercise of stock options                   11         --         --
  Payments of commercial paper                              --         --     (1,493)
  Decrease in loan to subsidiary                            --         --      1,339
                                                       -------    -------    -------
Net cash provided by (used in) financing  activities       411         --       (154)
                                                       -------    -------    -------
Net increase in cash and cash equivalents                  159         31         32
Cash and cash equivalents at beginning of year              69         38          6
                                                       -------    -------    -------
Cash and cash equivalents at end of year               $   228    $    69    $    38
                                                       =======    =======    =======

Supplemental cash flow information
    Cash paid during the year for interest             $    38         --    $   152
    Cash paid for income taxes                              --         --         --

                                  EXHIBIT INDEX


Exhibit
  No.              Description
-------            -----------
3.1                Articles of Company (1)
3.1.1              Certificates of Amendment to Articles (8)
3.2.1              Bylaws of Company, as amended (2)
10.1-10.3          RESERVED
10.4               Lease, dated June 2, 1980, between
                   Wilshire-Berendo Building Company, a
                   Limited Partnership, and Sterling Bank
                   and Lease amendment, effective
                   July 30, 1981 (1)
10.5               Company's 1982 Stock Option plan, as
                   amended (5)
10.6               Sterling Bancorporation Employee
                   Stock Ownership Plan and Trust (3)
10.6.1             Amended and Restated Sterling West Bancorp
                   Employee Stock Ownership Plan and Trust (9)
10.7-10.14         RESERVED
10.15              Sublease, dated October 25, 1989, between
                   Jaffe & Clemens and Sterling Bank (4)
10.16-10.19        RESERVED


Exhibit
  No.         Description
-------       -----------
10.19.4      Employment Agreement dated  January 3, 1998 between
             Sterling West Bancorp and Allan E. Dalshaug
10.20        RESERVED
10.21.2      Employment Agreement, dated January 1, 1994,
              between Sterling Bank and Joseph Carona (6)
10.21.3      Employment Agreement  dated January 1, 1998  between
             Sterling Bank and Joseph Carona
10.23-10.25  RESERVED
10.29        Sublease, dated February 2, 1994, between
             Wells Fargo Bank, N.A. and Sterling Bank (9)
10.30        Lease, dated May 12, 1994, between The Yashouafars,
             A General Partnership, and Sterling Bank (9)
10.31        Employment Agreement, dated March 21, 1996,
             between the Company and Allan E. Dalshaug (10)
10.32        Form of Promissory Note dated June 20, 1997 between
             the Company and each of Messrs. Behunin, Wagner,
             Dalshaug, Borris and Schiller, directors of the Company
21           Subsidiaries of Company (7)
23.1         Consent of KPMG Peat Marwick LLP
27           Financial Data Schedule

(1) These documents were previously filed as Exhibits 3.1 and 10.4, respectively, to the Company's Registration Statement on Form S-14 (registration No.2-77211), effective June 1, 1982, and are incorporated herein by this reference.

(2) This document was previously filed as Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and is incorporated herein by this reference.

(3) This document was previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and is incorporated herein by this reference.

(4) This document was previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and is incorporated herein by this reference.

(5) This document was previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and is incorporated herein by this reference.

(6) This document was previously filed as Exhibit 10.21.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference.

(7) This document was previously filed as Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, and is incorporated herein by this reference.

(8) This document was previously filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by this reference.

(9) These documents were previously filed as Exhibits 10.6.1, 10.29, and 10.30, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by this reference.

(10) This document was previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and is incorporated herein by reference.

                                                                 EXHIBIT 10.19.4

                              EMPLOYMENT AGREEMENT

               THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into effective as of JANUARY 3, 1998 by and between STERLING WEST BANCORP, a California corporation, hereinafter referred to as the "Employer," and ALLAN E. DALSHAUG, hereinafter referred to as the "Employee."

The parties contract with reference to the following facts:

               A. The Employer desires to appoint and employ the Employee in the capacities of Chairman of the Board of Directors, Chief Executive Officer and President of the Employer, and the Employee desires to accept such appointment and employment with the Employer.

               B. The parties are willing to enter into an agreement providing for such appointment and employment upon the terms and conditions hereinafter set forth.

               NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties agree as follows:

               1. EMPLOYMENT. The Employer hereby agrees to appoint and employ, and does hereby appoint and employ, the Employee as its Chairman, Chief Executive Officer and President for and during the Employment Period (as defined in Section 5 herein), and the Employee agrees to accept and hereby accepts such appointment and employment by the Employer, on the terms and subject to the conditions set forth in this Agreement.

               2.  COMPENSATION.

                   2.1 Salary. As compensation for the services to be rendered by the Employee, hereunder, the Employer agrees to pay to the Employee during the Employment Period a salary at the rate of One Hundred and Sixty-Six Thousand Five Hundred Dollars ($166,500) per year, subject to applicable law respecting withholding of federal, state and/or local taxes or their equivalent. All salary, less income tax and other applicable withholding, shall be prorated and paid out periodically in accordance with the Employer's normal payroll procedures with respect to executive officers.

                   2.2 Incentive Compensation. In addition to the salary provided for in Section 2.1 above, the Employee may receive, during the Employment Period, such incentive compensation as the Board of Directors of the Employer (the "Board") may, in its sole and absolute discretion, determine to pay to the Employee from time to time, in a form and in an amount to be determined solely by the Board. However, the Board is under no obligation to provide for any such incentive compensation.

             3.    DUTIES, TIME AND EFFORTS.

                   3.1 Duties. During the Employment Period, the Employee shall serve as Chairman of the Board, Chief Executive Officer and President of the Employer and shall report to the Board, and his duties shall include generally, but without limitation, authority and responsibility for the overall management of the affairs and business of the Employer, serving as Chairman of the Board and Chief Executive Officer of Sterling Bank, serving as Chairman of the Board and Chief Executive Officer of Sterling Business Credit, Inc., and such additional duties as may be assigned by the Board to the Employee. It is specifically understood that the Employee may be required to provide services to other subsidiaries of the Employer not presently in existence or for businesses not presently conducted by the Employer, consistent with his status as an executive officer.

                   3.2 Time. The Employee shall devote his full productive time, energies, and abilities to the proper and efficient performance of the duties, responsibilities and authorities described above. However, the expenditure of reasonable amounts of time by the Employee for educational, charitable and professional activities that do not otherwise conflict with the terms of this Agreement or the duties and responsibilities of the Employee, including without limitation, serving as a member of the Board of Directors of L.A. Gear, Inc. and Jalate, Ltd. (or related companies), shall not be deemed a breach of this Agreement, provided that such activities do not materially interfere with the services required of the Employee under this Agreement, and shall not require the prior consent of the Employer.

                   3.3 Non-Competition. During the Employment Period, the Employee may not, without the prior express authorization of the Board, directly or indirectly engage in any activity competitive with the Employees businesses or those of any of its subsidiaries, whether acting alone or as an officer, director, owner or employee of any other corporation or business, whether professional or otherwise. Nothing contained in this Section 3.3, however, shall prevent the Employee from purchasing and/or holding less than one-tenth of one percent (0.10%) of the issued and outstanding stock of a publicly-held corporation.

                   3.4 Other. The Employee shall, at all times during the Employment Period, be furnished with such office, stenographic and other necessary and secretarial assistance, and such facilities, amenities and services as are suitable to the Employee's position as an executive officer and adequate for the performance of the Employee's duties under this Agreement. Unless otherwise agreed to by the Employee, the Employee's offices shall be maintained at the premises of the principal place of business of the Employer in Los Angeles, California; provided, however, that in connection with the performance of his duties and responsibilities, the Employee acknowledges that he may be required to undertake significant travel as the needs of his position may reasonably require.

            4. VACATION. The Employee shall be entitled to take vacation at the rate of five (5) weeks during each twelve (12) month period during the Employment Period. The date or dates of said vacation shall be determined by the Employee and the Board. To the extent the Employee does not use the full amount of such vacation as provided above, the unused balance, up to a maximum of one
(1) week, shall accrue and be carried over into the following year, if any, during which the Employee is employed by the Employer. Under no circumstances, regardless of the Employee's failure to take vacations, may the Employee take more than six (6) weeks vacation during any twelve (12) month period. In the event Employee is terminated for any reason, he shall be entitled to receive cash for any accrued but unused vacation time.

             5.   TERM.

                   5.1 Term. The term of the Employee's employment and the Employer's obligations pursuant to this Agreement shall continence upon the date of this Agreement and terminate on January 2, 1999, unless sooner extended by agreement between the parties or sooner terminated upon the happening of any of the following events (the "Employment Period"):

                       (a) If the Employer and the Employee shall mutually agree to such sooner termination;

                       (b) Conviction of the Employee for any crime involving a dishonest act or any behavior not befitting the Employee's position as an executive officer of a bank or bank holding company, which could reasonably make the continued employment of the Employee by the Employer damaging to the Employer or its public reputation;

                       (c) Death of the Employee;

                       (d) The Employee is prevented, by reason of any accident, illness, or mental or physical disability, not arising out of an injury sustained while on the Employer's business, from fully performing his duties and responsibilities under this Agreement for a period of ninety (90) consecutive days or an aggregate of ninety (90) days during any three hundred and sixty-five
(365) day period (not limited to any calendar or fiscal year).

                       (e) Commission of any dishonest or fraudulent act by the Employee in the course of his employment;

                       (f) For Good Cause, as defined in Section 5.2 below, and pursuant to the procedures described therein and in Section 5.3;

                       (g) Due to governmental restrictions on continued operations of the Employer or its banking subsidiary, as more fully set forth and provided for in Section 5.4 herein.; or

                       (h) At Employer's sole option, exercisable at any time upon (30) days written notice.

                   5.2 Termination for Good Cause After Notice and Failure to Cure. The Employer may, at any time during theEmployment Period, terminate the employment of the Employee and its obligations under this Agreement for good cause, by written notice to the Employee in accordance with the notice requirements and restrictions contained in Section 5.3 herein. For purposes of illustration, good cause shall include, but shall not be limited to, the following (collectively, "Good Cause"):

                       (a) The persistent unwillingness or inability of the Employee to perform his duties or responsibilities hereunder;

                       (b) The persistent malfeasance, misfeasance or nonfeasance in connection with the performance of the Employee's duties, such conduct to be determined solely by the Employer;

                       (c) Willful and intentional acts having the effect or consequence of injuring the reputation, business or business relationships of the Employer;

                       (d) Breach of any material provision of this Agreement.

Notwithstanding the foregoing, however, Good Cause shall not exist solely due to the financial performance or results of operation of the Employer.

                   5.3 Notice Requirement and Restrictions. Prior to terminating the Employee's employment pursuant to Sections 5.1 (f) or 5.2 herein, the Employer shall provide the Employee with a written notice specifying in reasonable detail (i) the duties or responsibilities which it contends that the Employee has not been adequately performing, (ii) why the Employer believes that it has good cause to terminate the Employee's employment and (iii) what actions the Employee should perform to adequately execute his obligations under this Agreement. If the Employee corrects such performance failure within thirty (30) days of receipt of such notice or otherwise modifies his performance to correct the matters indicated in the notice, the Employee's breach will be deemed cured and his employment shall not be terminated; provided, however, that if the nature of any material performance failure by the Employee described in the notice are such that more than thirty (30) days are reasonably required to correct such failure, then the Employee's breach will be deemed cured and the Employee's employment shall not be terminated if the Employee substantially commences to correct such performance failure within (30) days of receipt of the notice and thereafter diligently prosecutes such collective actions. Otherwise, the Employer shall have the right to terminate the Employee's employment and its obligations under this Agreement at the end of the thirty (30) day period following receipt of such notice by the Employee.

                   5.4 Governmental Restrictions on Continued Operations. The Employee understands that the conduct of the Employer's business and that of its banking subsidiary, Sterling Bank, is, and during the term of this Agreement shall be, subject to the laws, rules, regulations, permits and licenses of various governmental bodies and agencies, including without limitation, the Department of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. Notwithstanding anything, to the contrary contained herein, if the commencement or continuation of the Employer's business or that of Sterling Bank is, for any reason, prohibited, prevented or substantially restricted by a court of law or any such governmental body or agency, the Employer shall thereafter have the right to terminate the employment of the Employee and its obligations under this Agreement, at its sole option, by giving written notice of such termination to the Employee, with no further liability on the part of the Employer other than for any accrued but unpaid compensation to the Employee.

          6. EMPLOYER'S AUTHORITY.To the extent not inconsistent with other terms of this Agreement, the Employee agrees to observe and comply with the reasonable rules and regulations of the Employer, as adopted by the Board, respecting performance of his duties and to carry out and perform the reasonable orders, directions and policies of the Employer as they may be, from time to time, stated to him either orally or in writing.

          7.      EXPENSES AND FRINGE BENEFITS.

                   7.1 Automobile Allowances. The Employer and Employee agree that the proper discharge of the duties of the Employee will require the frequent use of an automobile. The Employer hereby agrees to provide the Employee with the use of an automobile chosen jointly by the Employee and the Employer, and suitable for use by an executive officer of a bank or bank holding company. Such automobile shall be purchased or leased by the Employer and provided to the Employee for his exclusive use and at the termination of the Employment Period, the Employee shall have the right to purchase such automobile from the Bank for its depreciated book value or have the Employer take steps to transfer such lease to him as lessee or sublessee. In lieu of the right to the use of an automobile as provided for in this paragraph, however, at the Employee's option he may directly purchase or lease an automobile and the Employer shall, during the Employment Period, pay to the Employee additional compensation of $750.00 per month and pay or reimburse all reasonable expenses incurred by the Employee in connection with the use and operation of such automobile, including, but not limited to insurance, licensing, taxes and other operating expenses.

                   7.2 Business Expenses. Subject to Section 7.3 below, the Employer shall pay or reimburse all expenses reasonably incurred by the Employee in discharge of the Employee's duties hereunder. Such expenses shall include, without limitation, the following:

                       (a) Educational expenses incurred for the purpose of maintaining or improving the Employee's skills;

                       (b) Expenses for travel, lodging, and related expenses in connection with conventions or meetings, attendance at which is necessary or appropriate in connection with the performance by the Employee of his duties required hereunder;

                       (c) Expenses for meals, entertainment and similar items reasonably incurred by the Employee in connection with the business of the Employer; and

                       (d) Such other expenses incurred by the Employee reasonably related to the discharge by the Employee of his duties set forth herein.

                   7.3 Expense Documentation. The Employer reserves the right to require, as a condition of payment or reimbursement for any item pursuant to
Section 7.2, that the Employee furnish the Employer with reasonable written evidence of such expense and documentation of the relationship of such item to the business of the Employer or the duties of the Employee.

                   7.4 Fringe Benefits. The Employee shall be entitled to participate in any group life and health insurance plans offered by the Employer to its employees. Such participation shall be on the same basis as the majority of the other employees participating in such plan. Also, if the Employer implements any new benefit plan for its employees generally, the Employee will be allowed to participate in such benefit plan on the same basis as the other employees. In addition, the Employer will provide to the Employee a $250,000 whole life insurance policy, payable as designated by the Employee. The premiums on such policy will be paid by the Employer. Such policy shall be the property of the Employee.

                   7.5 Club Fees. The Employer and the Employee agree that it is necessary and proper for the Employee to maintain membership in the Wilshire Country Club, and that such membership is in the best interests of the Employer and in furtherance of the Employee's obligations hereunder. The Employer agrees to pay or reimburse the initial and ongoing costs of an equity membership. Such equity membership shall be held in the name of the Employee during the term of the Employment Period and, upon the termination thereof for any reason, the Employee shall have the right to retain such equity membership upon payment to the Employer of an amount equal to the book value of the membership as of the date hereof, which is $9,500.

               8.  ADDITIONAL RIGHTS OF THE EMPLOYEE.

                   8.1 Termination Payment. As an additional incentive to the Employee, it is agreed that upon any termination, prior to January 2, 1999, of this Agreement or the Employment Period for any reason other than as set forth in Sections 5.1 (b), 5.1 (e), 5.1 (f), 5.1 (g) or the Employee's voluntary termination, the Employee shall receive a lump sum payment equal to four (4) months of his then current salary, plus any accrued and unpaid compensation.

               9. CONFIDENTIAL DISCLOSURE. Except in the proper performance of the Employee's duties pursuant to this Agreement, the Employee agrees that he will not for any reason or at any time during or subsequent to the Employment Period disclose to any person any secret, confidential or proprietary information relating to the products or services of the Employer or any trade secrets of the Employer. The Employee agrees that the remedy at law for any breach of the foregoing will be inadequate, and that the Employer shall be entitled to injunctive relief for any such breach. The obligations of the Employee pursuant to this Section 9 shall survive a termination of the Employment Period and this Agreement.

                10.     MISCELLANEOUS.

                   10.1 Assignability of Agreement. The provisions of this Agreement shall inure to the benefit of the parties hereto, and their respective permitted heirs, legal representatives, successors and assigns. The obligations of the Employee under this Agreement shall be personal and not delegable by him in any manner whatsoever.

                   10.2 Notices. Any notice, request, instruction or other document to be given hereunder by either party hereto to the other shall be in writing and delivered personally or sent by certified or registered mail, postage prepaid, addressed as follows:

                   If to the Employee:

                   Mr. Allan Dalshaug
                   3346 Deer Creek Lane
                   Glendale, California 91208

                   If to the Employer:

                   Corporate Secretary
                   Sterling West Bancorp
                   3287 Wilshire Boulevard
                   Los Angeles, California 90010

          Any notice so given shall be deemed received when delivered personally, or (if mailed) when dispatched. Any party may change the address to which notices are to be sent by giving written notice of such change of address to the other party in the manner herein provided for giving of notice.

                   10.3 Waiver. No waiver of any breach of any warranty, representation, covenant or other term or provision of this Agreement shall be deemed to be a waiver of any preceding or succeeding breach of same or any warranty, representation, covenant, term or provision. No extension of the time for performance of any obligation or other act shall be deemed to be an extension of the time for the performance of any other obligation or any other act.

                   10.4 Amendment to Agreement. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter contemplated herein, and may not be amended, supplemented or discharged except by an instrument writing signed by both parties hereto. 10.5 Dispute/Attorney's Fees. Should any dispute arise concerning the terms or the interpretation of this Agreement, the prevailing party shall be entitled to and be awarded reasonable attorney's fees and costs, in addition to any other relief to which it may be entitled.

                   10.5 Dispute/Attorney's Fees. Should any dispute arise concerning the terms or the interpretation of this Agreement, the prevailing party shall be entitled to and be awarded reasonable attorney's fees and costs, in addition to any other relief to which it may be entitled.

                   10.6 Time of the Essence. Time is of the essence of each provision of this Agreement in which time is an element.

                   10.7 Arbitration. Any controversy or claim arising out of or relating to this Agreement will, at the written request of any party, be determined by binding arbitration under the auspices and rules then in effect of the American Arbitration Association (the "Association") in Los Angeles, California, as the same may be modified by the statues of California then in effect. Such arbitration shall be conducted by a single arbitrator if the parties shall agree upon one, or else by one arbitrator appointed by each party and a third arbitrator appointed by the two arbitrators. In case of any failure of a party to make any such appointment within two (2) weeks after written notice of the controversy, such appointment shall be made by the Association. All arbitration proceedings shall be held in Los Angeles, California, and each party agrees to comply in all respects with any award made in such proceeding and to the entry of a judgment in any jurisdiction of any award rendered in such proceeding. All costs and expenses of the arbitration (including costs of preparation and reasonable attorney's fees) of the party prevailing in such arbitration shall be borne by the losing party to such arbitration, unless directed otherwise by the arbitrators. Notwithstanding any other provision of this paragraph, however, no party may make a request for arbitration hereunder with respect to any matter, at any time following the expiration of (30) days after notice of filing of a legal action with respect to such matter in a court of competent jurisdiction.

                   10.8 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which taken together shall constitute one instrument.

            IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.


STERLING WEST BANCORP                         ALLAN E. DALSHAUG
"Employer"                                    "Employee"


By:  /s/ Audrey J. Fimpler                    By:  /s/ Allan E. Dalshaug


Name:  Audrey J. Fimpler

Title:  Chairperson, Compensation Committee

                                 EXHIBIT 10.21.3

                                    AGREEMENT


            THIS AGREEMENT is made and entered into as of the 1ST DAY OF
JANUARY 1998 by and between STERLING BANK, a California corporation, hereinafter referred to as "Employer", and JOSEPH CARONA, hereinafter referred to as "Employee" and replaces the agreement dated January 2, 1997.

            The parties contract with reference to the following facts:

                        A. Employer desires to employ Employee as its President and Employee desires to accept employment with Employer in such capacity.

                        B. The parties are willing to enter into an agreement providing for such employment upon the terms and conditions hereinafter set forth.

                            1. EMPLOYMENT. Employer hereby agrees to employ
and does hereby employ Employee, and Employee agrees to accept and hereby accepts employment by Employer, on the terms and subject to the conditions set forth in this Agreement.

                            2. COMPENSATION.

                               2.1  Salary.  Employer  agrees to pay to Employee
salary at the rate of One Hundred and Forty Thousand, Two Hundred and Eighty dollars ($140,280.00). Increases in the salary rate shall be at the discretion of the Board of Directors of Employer. Salary called for by this Agreement shall be prorated and paid out periodically in accordance with the Employer's normal payroll procedures with respect to executive officers.

                               2.2  Bonus.  Upon completion of each fiscal
year of Employer, Employer shall consider a bonus for Employee based upon Employee's performance during the completed fiscal year and the overall financial performance of Employer. Employer may award Employee bonuses based upon such consideration, and intends to do so. However, Employer shall not be obligated in any way whatsoever to grant such bonuses which shall be granted, if at all, at the sole discretion of Employer.

                            3. DUTIES, TIME AND EFFORTS. Employee shall serve as
President of Employer and as such, shall report to the Chairman of the Board of Directors, and his duties shall include generally, but without limitation, authority and responsibility for the whole and overall supervision of the banking aspects of Employer's business, the managing of the portfolio of loans and deposit liabilities and the procurement of new business for Sterling Bank; and he shall also undertake such other reasonable duties of a similar managerial nature as the Chairman may at any time or from time to time, direct him to perform including, but not limited to, providing services to subsidiaries and/or affiliates of Employer without additional compensation. Employee shall devote his full productive time, energies and abilities to the proper and efficient performance of Employer's business pursuant to the employment hereunder. Employee shall at all times during the term hereof be furnished with such office, stenographic and other necessary secretarial assistance, and such other facilities, amenities and services as are suitable to Employee's duties hereunder. Unless otherwise agreed to by Employer, the Employee's offices shall be maintained at the premises of the principal office of the Employer in Los Angeles, California; provided, however, that in connection with the performance of his duties and responsibilities, the Employee acknowledges that he may be required to undertake reasonable business traveling. Employee may not without the prior express authorization of Employer's Board of Directors directly or indirectly during the term of this Agreement engage in any activity competitive with the business of Employer, whether acting alone, as an owner, shareholder, partner, or consultant, as an officer, director, or employee of any other corporation, or otherwise; provided, however, that nothing herein contained shall prevent employee from purchasing and/or holding less than one percent (1%) of the issued and outstanding stock of a publicly-held corporation.

                            4. VACATION. Employee shall be entitled to a
vacation of three (3) weeks during each twelve (12) month period of the term of this Agreement. The date or dates of said vacation shall be determined by Employee and the Chairman of Employer. If for any reason Employee does not take his full three (3) weeks of vacation as provided above, he may carry over a maximum of one (1) week into the following year, but if he does not use the carried over vacation week in that year it shall expire. Therefore, under no circumstances regardless of employees failure to take vacations, would he be entitled to more than four (4) weeks vacation during any twelve (12) month period.

                            5 . TERM

                               5.1 The term of employment shall commence upon
the date of this Agreement and terminate on the 1st day of January 1999 unless sooner terminated pursuant to Section 5.4 below, or upon the happening of any of the following events (the "Employment Period"):

                                   (a)  Whenever Employer and Employee shall
otherwise mutually agree to termination;

                                   (b)  Conviction of Employee for any crime
involving a dishonest act or involving any behavior not expected of an executive of a bank which would make the continuance of his employment detrimental to Employer;

                                   (c) Death of Employee;

                                   (d) Disability of Employee not arising out of
an injury sustained while on Employer's business extending beyond ninety (90) consecutive days or totaling more than ninety (90) days in any period of three hundred sixty-five (365) days (not limited to any calendar or fiscal year);

                                   (e) Commission of a dishonest act by the
Employee in the course of his employment;

                                   (f) For "good cause" as defined in Section
5.2 below and pursuant thereto;

                                   (g) At Employee's sole option, exercisable at
any time upon ninety (90) days written notice; and

                                   (h) At Employer's sole option, exercisable at
any time upon thirty (30) days written notice.

                               5.2 Termination for Good Cause After Notice and
Failure To Cure. Employer may at any time during the term of this Agreement terminate this Agreement for good cause by written notice to the Employee by complying with the notice requirements and restriction in Section
5.3. Good cause shall include, for purposes of illustration, but shall not be limited to the following reasons:

                                   (a) Persistent unwillingness or inability to
perform his duties.

                                   (b) Persistent malfeasance, misfeasance of
nonfeasance in connection with the performance of his duties; such conduct to be determined solely by the Employer.

                                   (c) Willful and intentional acts having the
effect of injuring the reputation, business or business relationships of Employer.

                                   (d) Breach of any material provision of this
Agreement.

                               5.3 Notice Requirements and Restrictions.
Provided, however, and by restriction to the right of Employer set forth in
Section 5.2, in the event Employer contends that Employee is not performing the services required by this Agreement or that it has good cause to terminate Employee pursuant to Section 5.2 of this Agreement, Employer shall provide Employee with a written notice specifying in reasonable detail the services or matters which it contends Employee has not been adequately performing and why Employer has good cause to terminate this Agreement and what Employee should do to adequately perform his obligations hereunder. If Employee performs the required services within seven (7) days of receipt of the notice or immediately modifies his performance to correct the matters complained of, Employee's breach will be deemed cured and he shall not be terminated; provided, however, if the nature of the service not performed by the Employee or the matters complained of are such that more than seven (7) days are reasonably required to perform the required service or to correct such matters, then Employee's breach will be deemed cured if Employee commences to perform such services or to correct such matters within said seven (7) day period and thereafter diligently prosecutes such performance or correction to completion. If in the opinion of the Employer the Employee does not perform the required services or modify his performance to correct the matters complained of within said seven (7) day period, Employer shall have the right by written notice to terminate this Agreement at the end of said seven (7) day period.

      As an additional incentive to the Employee, it is agreed that upon any termination, prior to January 1, 1999, of this Agreement or the Employment Period for any reason other than as set forth in Sections 5.1 (b), 5.1 (e) , 5.1
(f) or 5.1 (g), the Employee shall receive a lump sum payment equal to three (3) months of his then current salary, plus any accrued and unpaid compensation.


                               5.4 Termination of Employment Without Cause
Because of Governmental Restrictions on Continued Operations of Employer or
Bank.

      The Employee understands that the conduct of Employer's business and the banking business is, and during the term of this Agreement will be, subject to regulation by law and by rules, regulations, permits and licenses of various governmental bodies. If the continuation of Employer's business or the continuation of the banking business by Sterling Bank is for any reason whatever prohibited, prevented, or substantially restricted by a court of law or such governmental bodies, Employer shall thenceforward have the right, at its option, to terminate this Agreement by giving written notice of such termination without liability other than for such compensation as shall then have accrued but not yet been paid, notwithstanding Section 5.3.

                         6. EMPLOYERS AUTHORITY. To the extent that the
following is not inconsistent with the other provisions of this Agreement, Employee agrees to observe and comply with the rules and regulations of Employer as adopted by Employer's Board of Directors respecting performance of his duties and to carry out and perform orders, directions and policies of Employer as they may be, from time to time, stated to him either orally or in writing.

                         7. ADDITIONAL RIGHTS OF EMPLOYEE

Upon a "Change of the Control" of the Employer, the Employee shall be entitled to receive a lump sum payment equal to thirty-five thousand and seventy dollars ($35,070) (the "Change in Control Payment"). For purposes of this Section, "Change of Control" shall mean (i) a merger or consolidation where the Employer is not the surviving entity (other than a reorganization not involving a change in ownership); (ii) a merger or consolidation where the Employer is the surviving entity but more than fifty percent (50%) of the outstanding shares of the Employer are exchanged for cash or stock of another unaffiliated entity;
(iii) a transfer to another entity of all or substantially all of the assets of the Employer (other than a reorganization not involving a change in ownership); or (iv) an acquisition by a person (which term includes an entity or an individual) or person acting as a group of more than fifty percent (50%) of the then outstanding shares of the Employer that are held by a person or group of persons (whether or not acting in concert) not the holder of more than fifty percent (50%) of the shares of the Employer on the Effective Date. For purposes of this Section, "Employer" shall also be defined to include Sterling West Bancorp, parent corporation of the Employer. In the event Employee is terminated for any reason prior to a Change of Control, Employee shall not be entitled to any benefits under this Section 7.

                         8. EXPENSES AND FRINGE BENEFITS.

                               8.1 Employer and Employee agree that Proper
discharge of the duties imposed upon Employee shall require the frequent use of an automobile. The Corporation hereby agrees that it shall provide Employee with a standard mid-size automobile, chosen by the Employee and Employer and suitable for use by a President of an institution such as Employer. Such automobile shall be purchased or leased by Employer and provided to Employee for his exclusive use, or at the option of Employee, Employee shall purchase or lease an automobile and the reasonable cost thereof shall be reimbursed by Employer for so long as he is employed hereunder. Notwithstanding the foregoing, Employer shall not be required to expend more dm Five Hundred Dollars ($500.00) per month in connection with such purchase, lease or reimbursement inclusive of insurance, license, taxes and operating expenses. Employee may, at his option, receive the aforementioned sum of $500.00 as an automobile allowance, in lieu of being provided with a bank owned automobile.

                               8.2 Employer shall pay or reimburse all expenses
reasonably incurred by Employee in discharge of Employee's duties hereunder. Such expenses shall include, without limitation, the following:

                                   (a) Education expenses incurred for the
purpose of maintaining or improving Employee's skills;

                                   (b) Expenses for travel, lodging, and related
expenses in connection with conventions or meetings, attendance at which is necessary or appropriate in connection with the performance by Employee of his duties required hereunder;

                                   (c) Expenses for meals, entertainment and
similar items reasonably incurred by Employee in connection with the business of the Employer; and

                                   (d) Monthly dues for employees membership in
the Jonathan Club.

                                   (e) Such other expenses incurred by the
Employee reasonably related to the discharge by Employee of his duties as set forth herein.

                               8.3 Employer shall require, as a condition of
payment or reimbursement for any item pursuant to Section 7.2, that Employee furnish Employer with reasonable documentation evidencing that the expense has been incurred and the relationship of such item to the business of Employer or the duties of Employee.

                               8.4 Notwithstanding any provisions herein to the
contrary, Employer shall provide to Employee all other Employee fringe benefits which are generally provided for or made available to the employees of Employer. Without limiting the generality of the preceding sentence, Employee shall be entitled to participate in any group life and health insurance plans, any qualified or non-qualified pension or profit sharing plan adopted or maintained by the Employer and participation in Employer's Stock Ownership Plan (ESOP), if continued. Such participation shall be on the same basis as the majority of participants in such plan. In addition, Employer will provide a $100,000 term life insurance policy payable as designated by Employee. The premiums on such policy will be paid by the Employer and will aggregate approximately $1,200 per year.

                         9. CONFIDENTIAL, DISCLOSURE. Except to the extent that
the proper performance of the Employee's duties pursuant to this Agreement may require disclosure, Employee agrees that he will not for any reason or at any time during or subsequent to the term of this Agreement disclose to any person any secret of confidential information relating to the services of Employer or any trade secrets of Employer or any other secret or confidential information relating to Employer or the products or services of Employer. Employee agrees that the remedy at law for any breach of the foregoing will be inadequate, and that Employer shall be entitled to injunctive relief for any such breach.

                         10.  MISCELLANEOUS

                               10.1 Assignability of Agreement. The provisions
of this agreement shall inure to the benefit of the Parties hereto, and their respective, permitted heirs, legal representatives, successors and assigns. The obligations of Employee under this Agreement shall be personal and not delegable by him in any manner whatsoever.

                               10.2 Notices. Any notice, request, instruction or
other document to be given hereunder by either party hereto to the other shall be in writing and delivered personally or sent by certified or registered mail, postage prepaid, and if mailed to any addressee in a state other than the state of mailing, by air mail, addressed as follows:

IF TO EMPLOYEE:                                 Joseph Carona
                                                210 Hacienda Drive
                                                Arcadia, CA 91006

IF TO EMPLOYER:                                 Allan E. Dalshaug, Chairman
                                                Sterling Bank
                                                3287 Wilshire Blvd.
                                                Los Angeles, California 90010

Any notice so given shall be deemed received when delivered personally, or (if mailed) when dispatched. Any party may change the address to which notices are to be sent by giving written notice of such change of address to the other party in the manner herein provided for giving notice.

                               10.3 Waiver. No waiver of any breach of any
warranty, representation, covenant or other term or provision of this Agreement shall be deemed to be a waiver of any preceding or succeeding breach of the same or any other warranty, representation, covenant, term or provision. No extension of the time for performance of any obligation or other act shall be deemed to be an extension of the time for the performance of any other obligation or any other act.

                               10.4 Amendment to Agreement. This Agreement
contains the entire agreement between the Parties hereto with respect to the transactions contemplated herein, and may not be amended, supplemented or discharged except by an instrument in writing signed by both Parties hereto.

                               10.5 Disputes/Attorneys Fees. Should any dispute
arise concerning the terms or the interpretations of this Agreement, the prevailing Party shall be entitled to and be awarded reasonable attorneys' fees and costs in addition to any other relief to which it may be entitled.

                               10.6 Time of the Essence. Time is of the essence
of each provision of this Agreement in which time is an element.

                               10.7 Arbitration. The parties agree if any
controversy or claim shall arise out of this Agreement or the breach hereof and either party shall request that the matter be settled by arbitration. The matter shall be settled exclusively by arbitration in accordance with the rules then in effect of the American Arbitration Association in the city of Los Angeles, California as the same may be modified by the statutes of California then in effect, by a single arbitrator, if the parties shall agree upon one, or by one arbitrator appointed by each party and a third arbitrator appointed by the other arbitrators. In case of any failure of a party to make an appointment referred to above within two (2) weeks after written notice of controversy, such appointment shall be made by the Association. All arbitration proceedings shall be held in the City of Los Angeles, California, and each party agrees to comply in all respects with any award made in such proceeding and to the entry of a judgment in any jurisdiction upon any award rendered in such Proceeding. All costs and expenses of arbitration (including costs of preparation therefor and reasonable attorneys' fees incurred in connection therewith) of the party prevailing in such arbitration shall be done by the losing party to such arbitration, unless otherwise directed by the arbitrators. Notwithstanding any provision of this section herein set forth no party may make a request for arbitration hereunder with respect to any matter at any time following the expiration of thirty (30) days after notice of the filing of a legal action with respect to such matters in a court of competent jurisdiction.





IN WITNESS WHEREOF, the parties have duly executed this Agreement effective as of JANUARY 1,1998.


STERLING BANK                                    JOSEPH C. CARONA
"Employer"                                       "Employee"


By:   /s/ Audrey J. Fimpler                      BY:  /s/ Joseph C. Carona

Name:  Audrey J. Fimpler

Title:  Chairperson, Compensation Committee