Form 10-Q
period 1998-03-31
STERLING WEST BANCORP
filed 1998-05-15
CIK 702170

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                  For the quarterly period ended March 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ to __________________

                         Commission file number 0-10794

                              STERLING WEST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   95-3712404
-------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

3287 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA                    90010
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

                                 Yes [X] No [ ]



Number of shares outstanding of the registrant's sole class of common stock at April 30, 1998: 1,712,419

This Form 10-Q contains 14 pages.

                              STERLING WEST BANCORP

                  MARCH 31, 1998 QUARTERLY REPORT ON FORM 10-Q

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

        Item 3. Quantitative and Qualitative Disclosures About Market Risk


                                     PART II

OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                     Sterling West Bancorp and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                           March 31,          December 31,
                                                             1998                1997
                                                         -------------       -------------
ASSETS                                                     (Unaudited)

Cash and cash equivalents                                $  23,791,000       $  21,836,000
Securities held to maturity                                 11,632,000          10,735,000
   (fair value of $11,741,000 at March 31, 1998
     and $10,811,000 at December 31, 1997)

Loans receivable, net                                       61,295,000          64,817,000
Real estate held for sale                                    1,076,000           1,780,000
Fixed assets
   Land and building                                           246,000             246,000
   Furniture and equipment                                   3,218,000           3,216,000
   Leasehold improvements                                    1,412,000           1,412,000
                                                         -------------       -------------
                                                             4,876,000           4,874,000
   Less: accumulated depreciation                           (3,889,000)         (3,829,000)
                                                         -------------       -------------
                                                               987,000           1,045,000

Accrued interest receivable                                    620,000             563,000
Other assets                                                   656,000             474,000
                                                         -------------       -------------
                                                         $ 100,057,000       $ 101,250,000
                                                         =============       =============

LIABILITIES

Deposits
  Demand                                                 $  32,457,000       $  33,331,000
  Savings and NOW                                           44,687,000          47,057,000
  Money market                                               7,013,000           5,073,000
  Time deposits $100,000 or greater                          5,797,000           5,744,000
  Other time deposits                                        2,815,000           2,869,000
                                                         -------------       -------------
                                                            92,769,000          94,074,000

Notes payable                                                  200,000             400,000
Other liabilities                                              406,000             390,000
                                                         -------------       -------------
                                                            93,375,000          94,864,000

STOCKHOLDERS' EQUITY
   Common stock - authorized 5,000,000
      shares without par value; issued and
      outstanding 1,712,419 shares in 1998 and 1997          8,697,000           8,697,000

  Accumulated deficit, restricted                           (2,015,000)         (2,311,000)
                                                         -------------       -------------
                                                             6,682,000           6,386,000
                                                         -------------       -------------
                                                         $ 100,057,000       $ 101,250,000
                                                         =============       =============

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     Sterling West Bancorp and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the three  For the three
                                                       months ended    months ended
                                                        March 31,      March 31,
                                                          1998            1997
                                                       ----------      ----------
                                                          (Unaudited)
Interest income
     Loans                                             $1,707,000      $1,720,000
     Federal funds sold                                   186,000         165,000
     Securities held to maturity                          175,000         159,000
                                                       ----------      ----------
                                                        2,068,000       2,044,000
Interest expense
    Savings and NOW                                       446,000         473,000
    Money market                                           28,000          32,000
    Time deposits $100,000 or greater                      72,000          77,000
    Other time deposits                                    36,000          22,000
    Notes payable                                           9,000              --
                                                       ----------      ----------
                                                          591,000         604,000
                                                       ----------      ----------

    Net interest income                                 1,477,000       1,440,000

Provision for loan losses                                  25,000         389,000
                                                       ----------      ----------
    Net interest income after provision  for loan       1,452,000       1,051,000
losses

Non-interest income
    Service charges on deposit accounts                   142,000         174,000
    Gain on sale of SBA loans                             172,000         228,000
    Other                                                  72,000          34,000
                                                       ----------      ----------
                                                          386,000         436,000

Non-interest expenses
    Salaries, wages and employee benefits                 718,000         714,000
    Occupancy                                             223,000         203,000
    Furniture and equipment                                43,000          53,000
    Real estate operations, net                            40,000              --
    Other                                                 518,000         456,000
                                                       ----------      ----------
                                                        1,542,000       1,426,000
                                                       ----------      ----------
Income  before income taxes                               296,000          61,000
Income tax provision                                           --           2,000
                                                       ----------      ----------
    Net income                                         $  296,000      $   59,000
                                                       ==========      ==========
    Net income per share: Basic                        $     0.17      $     0.03
                                                       ==========      ==========
    Net income per share: Diluted                      $     0.17      $     0.03
                                                       ==========      ==========


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                                 Sterling West Bancorp and Subsidiaries
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Three months ended
                                                                            March 31,
                                                                ---------------------------------
                                                                    1998             1997
                                                                --------------     --------------
                                                                 (Unaudited)
Cash flows from operating activities
  Net income                                                    $      296,000     $       59,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                     60,000             65,000
      Provision for loan losses                                         25,000            389,000
      Provision for real estate held for sale                           40,000             25,000
      Increase in accrued interest receivable                          (57,000)          (104,000)
      Increase in other assets                                        (182,000)          (134,000)
      Increase in other liabilities                                     16,000             79,000
                                                                --------------     --------------
                 Total adjustments:                                    (98,000)           320,000
                                                                --------------     --------------

                 Net cash provided by operating activities             198,000            379,000

Cash flows from investing activities
      Proceeds from maturities of securities                           999,000            500,000
      Purchase of securities                                        (1,896,000)        (5,517,000)
      Net (increase) decrease in loans receivable                    3,497,000           (793,000)
      Proceeds from sale of real estate                                664,000            849,000
      Purchase of fixed assets                                          (2,000)           (35,000)
                                                                --------------     --------------
               Net cash provided by investment(used in)
                   investing activities                              3,262,000         (4,996,000)

Cash flows from financing activities
      Net decrease in demand deposits, savings
           and other money market accounts                          (1,304,000)        (8,420,000)
      Net increase (decrease) in time deposits                          (1,000)         2,260,000
      Repayment of notes payable                                      (200,000)                --
                                                                --------------     --------------

              Net cash used in financing activities                 (1,505,000)        (6,160,000)
                                                                --------------     --------------

Net decrease in cash and cash equivalents                            1,955,000        (10,777,000)

Cash and cash equivalents at beginning of period                    21,836,000         24,322,000
                                                                --------------     --------------

Cash and cash equivalents at end of period                      $   23,791,000     $   13,545,000
                                                                ==============     ==============


See accompanying notes to consolidated financial statements.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1. PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and are in compliance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Annual Report on Form 10-K for the year ended December 31, 1997 of Sterling West Bancorp (the "Company"). In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The Results of Operations for the three months ended March 31, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2. COMMITMENTS TO EXTEND CREDIT

In the ordinary course of business the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements and Management does not expect any loss to result from such commitments. As of March 31, 1998 and December 31, 1997 the Company had entered into the following commitments:


                                    March 31,     December 31,
                                      1998            1997
                                  ------------    ------------
Letters of Credit                 $    145,000    $    145,000
Undisbursed Loan Commitments      $  7,953,000    $  5,884,000


NOTE 3. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the number of common shares outstanding, adjusted to reflect any stock splits and stock dividends during the year. Diluted income (loss) per share includes the dilutive effect of the issuance of any common stock equivalents. For the period ended March 31, 1998, the basic and diluted income per share calculation was based upon 1,712,419 and 1,712,419 weighted shares respectively. For the period ended March 31, 1997, the basic and diluted income per share calculation was based upon 1,710,214 and 1,710,214 weighted shares respectively.

NOTE 4. CASH AND CASH EQUIVALENTS

The cash and cash equivalents at March 31, 1998 and December 31, 1997 are as follows:


                                            March 31,      December 31,
                                              1998             1997
                                          -----------      -----------
Cash & non-interest bearing deposits      $ 6,991,000      $6,,836,000
Federal funds sold                        $16,800,000      $15,000,000


NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

The Bank adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997. Comprehensive income for the quarters ending March 31, 1998 and 1997, respectively was the same as net income as the Company had no components of comprehensive income.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The discussion and analysis for the first quarters ended March 31, 1998 and March 31, 1997, primarily reflect the operations of Sterling Bank. The Bank is a wholly-owned subsidiary of the Company. Unless otherwise specified, the discussion below relates to the Company's consolidated financial condition and operations.

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business -- Factors That May Affect Future Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

AGREEMENT AND PLAN OF REORGANIZATION

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

FINANCIAL CONDITION

At March 31, 1998, assets of the Company were $100,057,000, a decrease of $1.2 million or 1.2% from $101,250,000 at December 31, 1997. The change in assets was primarily attributable to decreases in loans receivable and real estate held for sale, offset by an increase in federal funds sold and securities held to maturity.

Federal funds sold increased to $16.8 million at March 31, 1998 from $15.0 million at December 31, 1997. Securities held to maturity increased to $11.6 million at March 31, 1998 from $10.7 million at December 31, 1997. This shift from loans receivable is primarily the result of loan paydowns and maturities during the quarter ending March 31, 1998.

Total nonperforming assets at March 31, 1998 decreased 42.5% from December 31, 1997, and 76.1% from March 31, 1997, and represented 1.47%, 2.53% and 6.25% of total assets, respectively for those periods. The following table summarizes the nonperforming assets of the Company at the dates indicated:


(Dollars in thousands)                                   March 31,  December 31,   March 31,
                                                           1998         1997         1997
                                                       ------------ ------------ ------------
Nonaccrual loans                                       $        396 $        781 $      3,839
Real estate held for sale                              $      1,076 $      1,780 $      2,322
                                                       ------------ ------------ ------------
     Total nonperforming assets                        $      1,472 $      2,561 $      6,161
                                                       ============ ============ ============

Nonperforming assets as a % of total assets                    1.47%        2.53%        6.25%
Nonaccrual loans as a % of total loans receivable              0.64%        1.19%        5.57%


Nonaccrual loans decreased to $0.4 million at March 31, 1998 from $0.8 million and $3.8 million at December 31, 1997 and March 31, 1997, respectively. Real estate held for sale at March 31, 1998 decreased to $1.1 million from $1.8 million and $2.3 million at December 31, 1997 and March 31, 1997, respectively. The decline in nonaccrual loans, as well as real estate held for sale is a result of the Company's continued efforts to liquidate its nonperforming asset portfolio.

Real estate held for sale at March 31, 1998, is stated at the estimated fair value less estimated selling costs. Management expects that further foreclosures may occur and no assurance can be given that additional losses will not occur in excess of existing allowances.

LIQUIDITY

The Company's most liquid assets are cash and cash equivalents and its federal funds sold portfolio. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. The liquidity needs of the Company primarily relate to the Bank. The liquidity needs of Sterling West Bancorp on a stand alone basis are minimal at this time.

The Bank's Asset-Liability Management Committee manages a liquidity position, the parameters of which are approved by the Board of Directors. Liquidity is derived from both the asset and liability sides of the balance sheet. While the Bank relies primarily on deposits for its source of funds, the Bank had available at March 31, 1998 $16.8 million of federal funds sold and $7.0 million of cash and cash equivalents which could be used as an immediate source of funds. In addition, the Bank has access to a $3.5 million federal funds purchase line of credit from Community Bank, subject to cancellation, which the Bank can use to meet short term needs. The Bank also has access to funds through the Federal Reserve Bank discount window. The Bank maintained at March 31, 1998 approximately 23.8% of its total assets in liquid assets.

Total deposits decreased by $1.3 million, or 1.4%, consisting of a $0.9 million decrease in demand deposits and a $2.4 million decrease in savings and NOW accounts, which were offset by a $1.9 million increase in money market accounts at March 31, 1998 as compared to December 31, 1997. The changes in these deposit accounts are the results of what management believes to be normal fluctuations in these accounts.

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
                                                          --------
                                                          $900,000
                                                          ========


The proceeds of these notes were used by the Company to reimburse the Bank for a tax receivable from the Company. It was determined during a Federal Deposit Insurance Corporation and Department of Financial Institutions ("DFI") joint regulatory examination in 1997, that a net tax balance on the Bank's books was a functional receivable from the Company, and should be repaid. This balance resulted from the filing of consolidated tax returns of the Company, under an agreement, with its subsidiaries, which has been in effect for many years.

The Notes bore an initial interest rate of 10% per annum and thereafter carried an adjustable rate equal to 1.5% over Bank of America's prime rate in effect from time to time. The Notes had an initial maturity of September 18, 1997 with an automatic 90 day renewal at the option of the Company for a maximum period of up to one year, unless a change is requested by the Note holder. The Company believes that the material terms of the Notes issued to the directors, including renewals of the Notes, were as favorable to the Company as could have been obtained from unrelated third parties.

At March 31, 1998, the Company had $200,000 of promissory notes outstanding issued to the following Directors of the Company:


                      Timothy G. Behunin                  $  75,000
                      Michael  Wagner                     $  75,000
                      Allan E. Dalshaug                   $  25,000
                      Robert J. Schiller                  $  25,000
                                                          ---------
                                                          $ 200,000
                                                          =========

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

The following table sets forth the regulatory capital ratios of the Company and the Bank at March 31, 1998 (dollars in thousands):


                                       COMPANY                        BANK
                              -------------------------     -------------------------
RISK WEIGHTED                    AMOUNT        RATIO           AMOUNT       RATIO
                              ------------ ------------     ------------ ------------
 Tier 1 Capital               $      6,682         9.89%    $      6,831        10.11%
 Tier 1 Capital
    minimum requirement       $      2,702         4.00%    $      2,702         4.00%
                              ------------ ------------     ------------ ------------
    Excess                    $      3,980         5.89%    $      4,129         6.11%

 Total capital                $      7,530        11.14%    $      7,678        11.37%
 Total capital
    minimum requirement       $      5,405         8.00%    $      5,403         8.00%
                              ------------ ------------     ------------ ------------
    Excess                    $      2,125         3.14%    $      2,275         3.37%

    Risk-weighted assets      $     67,562                  $     67,541


Average Total Assets
   Tier 1 capital             $      6,682         6.75%    $      6,831         6.90%
   Tier 1 capital
   minimum requirement        $      3,962         4.00%
                              ------------ ------------
   Memorandum
      requirement                                           $      6,684         6.75%
                                                            ------------ ------------
   Excess                     $      2,720         2.75%    $        147         0.15%

  Average total assets        $     99,060                  $     99,017


The leverage ratio consists of tangible Tier 1 capital divided by total average assets. As of March 31, 1998, the Company and the Bank had leverage ratios of 6.75% and 6.90%, respectively.

In 1995, the Board of Directors of the Company entered into a memorandum of understanding with the Federal Reserve Bank ("the FRB Memorandum"), and in November 1997, the Board of Directors of the Bank entered into a joint memorandum of understanding with the FDIC and the DFI ("Joint Memorandum"). Under these Memorandums, the Company, among other things, may not directly or indirectly, acquire or sell any interest in any entity, line of business, problem loans or other assets, without the prior written approval of the Federal Reserve Bank; and may not pay cash dividends without the prior written consent of the Federal Reserve Bank. The Bank is also required, among other things, to achieve and maintain Tier 1 capital equal to or above 6.75% of total assets; the Bank shall have and retain qualified management; establish and maintain an adequate allowance for loan losses; and not pay cash dividends without the prior written consent of the FDIC and the DFI.

The Company and the Bank believe they are currently in full compliance, and management believes that it can continue to comply with the terms of the FRB Memorandum and the Joint Memorandum, and otherwise meet regulatory capital requirements, and that any actions taken to so comply in the future will not have a material adverse effect on the Company's financial condition or results of operations. However, failure to comply with any Memorandum could result in regulatory action.

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

NET INCOME

During the first quarter of 1998, the Company had net income of $296,000 or $0.17 per share compared to net income of $59,000 or $0.03 per share for the first quarter of 1997. Annualized return on average assets for the three months ended March 31, 1998 was 1.20% compared to 0.23% for the same period in 1997. Annualized return on average shareholders' equity for the three months ended March 31, 1998 and 1997 was 18.25% and 3.26%, respectively. The improved results for the 1998 period relates primarily to lower provision for loan losses during the first quarter of 1998 as compared to the same period in 1997.

NET INTEREST INCOME

Net interest income is the difference between interest and fees received on earning assets and interest paid on deposits and other sources of funds. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-earning liabilities. It is also affected by the change in the amount and mix of interest-earning assets and rates paid on deposits and other borrowed funds. Net interest income increased 2.6% for the first quarter of 1998 as compared to the first quarter of 1997 from $1.4 million to $1.5 million. The 1998 increase over 1997 primarily reflected a 1.4% increase in average earning assets to $91.4 million from $90.1 million in for the first quarter in 1997.

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

At March 31, 1998, the allowance for loan losses was $1.1 million or 1.70% of total loans, as compared to $1.1 million or 1.63% of total loans at December 31, 1997 and $1.4 million or 1.98% of total loans at March 31, 1997. The allowance for loan losses was 267% of nonaccrual loans at March 31, 1998 as compared to 137% at December 31, 1997 and 35% at March 31, 1997. During the first three months ending March 31, 1998, the Company made additions to the allowance of $25,000 compared to $389,000 of additions during the same period in 1997. For the three months ending March 31, 1998, the Company had net charge-offs of $37,000 compared to $282,000 for the same quarter in 1997.

Management believes that the allowance for loan losses at March 31, 1998, was adequate to absorb known and inherent risks in the loan portfolio. However, no assurance can be given that the Company will not incur additional losses on these loans or that additional provisions for loan losses will not be required. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.

In addition, the Company has established a separate allowance for losses on real estate held for sale which amounted to $19,000, $0.1 million and $0.1 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. This allowance is carried as a reduction of real estate held for sale.

Further, the Company maintains an allowance for losses on loan repurchases which amounted to $0.1 million at March 31, 1998, $0.1 million at December 31, 1997 and $0.4 million at March 31, 1997. This allowance is carried in Other Liabilities on the balance sheet. In determining the amount of this allowance, the Company considered the exposure of the Company to repurchases which takes into account the Company's past experience with repurchases, the potential for future repurchases and any losses thereon. Management believes that the allowance for losses on loan repurchases at March 31, 1998 is adequate to absorb future losses on loan repurchases. However, no assurance can be given that the Company will not incur additional losses on such repurchases.

NONINTEREST INCOME

Noninterest income for the first quarter of 1998 was $386,000 compared to $436,000 for the same period in 1997. The decrease was primarily due to lower gains recognized on the sale of SBA loans as well as a decrease in service charges on deposit accounts during the first quarter of 1998 as compared to the first quarter of 1997.

NONINTEREST EXPENSES

Noninterest expenses increased 8.1% to $1.5 million during the first quarter of 1998 from $1.4 million for the same period in 1997. The increase is primarily the result of a $40,000 increase in real estate operations in the first quarter of 1998 over the same period in 1997, as well as a 15% increase in other noninterest expenses during the first quarter of 1998 as compared to 1997. The increase in other noninterest expenses in the first quarter of 1998 as compared to 1997, is mostly associated with additional legal expenses relating to the pending merger with the Pacific Bank.

INCOME TAXES

Income tax expense for the first quarter of 1998 amounted to $0 compared to $2,000 for the first quarter in 1997. The provision for income taxes considers the effect of net operating loss carryforwards available for federal income tax purposes.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 1998 the Company did not hold any derivative financial instruments. Reference is made to the information contained under the captions "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Maturities and Sensitivity to Changes in Interest Rates" and "-- Asset/Liability Management and Liquidity" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and in this Report on Form 10-Q under the caption "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" and " - Capital Resources," which information is incorporated by reference.

The Company's interest rate sensitivity "gap" and its net portfolio value have not materially changed since the information presented as of December 31, 1997 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II:  OTHER INFORMATION

ITEM 1-5.  NOT APPLICABLE.

ITEM    6.  EXHIBITS AND REPORTS ON  8-K .


               (a) EXHIBITS:

                      EXHIBIT   27  --  Financial Data Schedule

               (b) REPORT ON FORM 8-K: A report on Form 8-K was filed on January 23, 1998 reporting on the following items:

               Item 5. Other Events - This report discussed the definitive Agreement and Plan of Reorganization. On December 30, 1997, Sterling West Bancorp, Sterling Bank and The Pacific Bank entered into an Agreement and Plan of Reorganization.



                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STERLING WEST BANCORP
                                                  (Registrant)




DATED:  May 13, 1998
                                             By /s/ Joseph C. Carona
                                               -------------------------------
                                             Joseph C. Carona
                                             Chief Financial and
                                             Accounting officer